Form 10QSB
period 1998-09-30
PTN MEDIA INC
filed 1998-11-20
CIK 1061169

U .S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1998

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............... to ..............

                         Commission File number 0-24835

                                 PTN MEDIA, INC.
                                 ---------------
                 (Name of small business issuer in its charter)

               Delaware                                    38-3399098
               --------                                  --------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                        313 North First Street, Suite B,
                              Ann Arbor, MI, 48104
                     --------------------------------------
                    (Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No X .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,041,680 shares of Common Stock, par value $.001, outstanding as of November 10, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                 PTN MEDIA, INC.

                    For the Quarter ended September 30, 1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries submitted herewith:

                                 PTN MEDIA, INC.
                                      INDEX

Page(s)

PART 1.        Financial Information
ITEM 1.        Financial Statements
               Condensed Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997                         3
               Condensed Statements of Operations for the Three and Nine Month Periods Ended
               September 30, 1998 and 1997 and for the Cumulative Period From May 27, 1997 (Inception) to
               September 30, 1998 (Unaudited)                                                                              4

               Condensed Statements of Cash Flows for the Nine Month Periods Ended
               September 30, 1998 and 1997 and for the Cumulative Period During the Development Stage
                from May 27, 1997 (Inception) to September 30, 1998 (Unaudited)                                            5

               Notes to Interim Condensed Financial Statements                                                             6

ITEM 2.        Management's Plan of Operation                                                                              8


                          PART I. Financial Information
ITEM 1.  Financial Statements

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   - ASSETS -

                                                                                              September 30,          December 31,
                                                                                                  1998                   1997
                                                                                             --------------          ------------
                                                                                               (unaudited)
      CURRENT ASSETS:
      Cash                                                                                    $       6,206            $   20,134
      Due from shareholders                                                                         -                       2,957
                                                                                             --------------            ----------

TOTAL CURRENT ASSETS                                                                                  6,206                23,091
                                                                                             --------------            ----------

FIXED ASSETS - NET                                                                                    3,516                 1,984
                                                                                             --------------            ----------

OTHER ASSETS:
      Deferred offering costs (Note 2)                                                               47,197               -
      Security deposits                                                                                 690               -
                                                                                            ---------------            ----------
                                                                                                     47,887               -
                                                                                              -------------            ----------

                                                                                              $      57,609            $   25,075
                                                                                              =============            ==========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
      Accrued expenses                                                                         $    130,796            $   61,135
      License fees payable (Note 1)                                                                 100,000               100,000
      Short-term loans payable                                                                       56,250               121,250
      Loans payable - officer (Note 3)                                                              610,000               -
                                                                                              -------------            ----------

TOTAL CURRENT LIABILITIES                                                                           897,046               282,385
                                                                                              -------------            ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
      Preferred stock, par value $.01; 1,000,000 shares authorized,
        none issued or outstanding                                                                 -                      -
      Common stock, par value $.001; 10,000,000 shares authorized,
        3,041,680 and 2,967,348 shares issued and outstanding for
        1998 and 1997, respectively                                                                   3,042                 2,967
      Additional paid-in capital                                                                    226,415                   990
      Deficit accumulated during the development stage                                           (1,068,894)             (261,267)
                                                                                                -----------             ---------
                                                                                                   (839,437)             (257,310)
                                                                                               ------------             ---------

                                                                                               $     57,609            $   25,075
                                                                                               ============            ==========

              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                    For the Three Months Ended         For the Nine Ended Months         During Cumulative
                                            September 30,                      September 30,           The Development Stage
                                  -------------------------------   --------------------------------      May 27, 1997 to
                                       1998            1997              1998            1997           September 30, l998
                                  --------------- ---------------   ---------------  ---------------  ----------------------
                                                                                        (Note 1)            (Note 1)

REVENUES                          $       -       $     -            $     -          $     -             $         -
                                  --------------- ---------------   ---------------  ---------------      -----------

EXPENSES:
   Cost of revenue                        -                100,000           200,000          100,000          350,000
   Product development                    166,900          -                 371,615          -                401,245
   General and administrative              77,173              717           212,434              717          291,821
                                        ---------        ---------         ---------       ----------      -----------
                                          244,073          100,717           784,049          100,717        1,043,066
                                        ---------        ---------         ---------       ----------      -----------

LOSS FROM OPERATIONS                     (244,073)        (100,717)         (784,049)        (100,717)      (1,043,066)
                                        ---------        ---------         ----------      ----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense                       (11,025)            (333)          (23,755)            (333)         (26,005)
   Interest income                        -                 -                    177          -                    177
                                        ---------        ---------         ---------       ----------      -----------
                                          (11,025)            (333)          (23,578)            (333)         (25,828)
                                        ---------        ---------         ---------       ----------      -----------

NET LOSS                                $(255,096)       $(101,050)        $(807,627)      $ (101,050)     $(1,068,894)
                                        =========        =========         =========       ==========      ===========

BASIC LOSS PER COMMON
   SHARE (Note 4)                           $(.08)           $(.03)            $(.27)           $(.03)           $(.35)
                                            =====            =====             =====            =====            =====

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING
   (Note 4)                             3,041,680        3,041,680         3,041,680        3,041,680         3,041,680
                                       ==========        =========         =========       ==========       ===========






              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                      During the
                                                                                        For the Nine                 Development
                                                                                        Months Ended                       Stage
                                                                                        September 30,               May 27, 1997
                                                                                 --------------------------
                                                                                     1998             1997      to June 30, 1998
                                                                                 -----------  -------------      ----------------
                                                                                                (Note 1)             (Note 1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(807,627)    $(101,050)          $(1,068,894)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation of fixed assets                                                     780         -                       990
        Shares issued for legal fees                                                  13,000         1,000                14,000
    Changes in operating assets and liabilities:
      Increase in accrued expenses                                                   119,661            50               180,796
      Increase in license fees payable                                               -              50,000               100,000
                                                                                  ----------     ----------            ---------
        Net cash (used) by operating activities                                     (674,186)      (50,000)             (773,108)
                                                                                  ----------     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                          (2,312)        -                    (4,506)
    Security deposits paid                                                              (690)        -                      (690)
                                                                                   ---------     ---------
        Net cash (used) by investing activities                                       (3,002)        -                    (5,196)
                                                                                   ---------     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans received from officer                                                      610,000         -                   610,000
    Proceeds from short-term loans                                                    97,500        50,000               218,750
    Payment from shareholders                                                          2,957         -                     2,957
    Expenses of initial public offering                                              (47,197)        -                   (47,197)
                                                                                   ---------     ---------             ---------
        Net cash provided by financing activities                                    663,260        50,000               784,510
                                                                                   ---------     ---------             ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (13,928)        -                     6,206

    Cash and cash equivalents, at beginning of period                                 20,134         -                     -
                                                                                   ---------     ---------             ---------

CASH AND CASH EQUIVALENTS, AT END OF
    PERIOD                                                                         $   6,206     $   -                 $  6,206
                                                                                   =========     =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
(a)   Interest paid                                                                  -               -                    -
      Taxes paid                                                                     -               -                    -

(b) In May 1997, the Company issued (i) 2,957,348 shares of common stock in exchange for notes receivable of $2,957 and (ii) 10,000 shares of common stock in lieu of payment for legal fees aggregating $1,000.

(c) During 1998 holders of notes aggregating $162,500 converted such notes in to 54,166 shares of common stock at a value of $3.00 per share.

(d) During 1998, the Company issued (i) 16,666 shares of common stock in lieu of payment of $50,000 of compensation accrued as of December 31, 1997 and
      (ii) 3,500 shares of common stock in payment of legal fees aggregating
      $13,000.

              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   1   -     DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

                 PTN Media, Inc., the Company, was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998, for the sole purpose of changing the domicile of the Company to Delaware. This merger has been retroactively reflected in the December 31, 1997 financial statements. The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No.
                 7, since its inception.

                 The Company is an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company provides this content on its interactive web sites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These web sites, utilizing celebrity models as hosts, provide a venue for users to share general tips and advice relating to the subjects covered.

                 The Company, since its inception, has incurred net losses of $1,068,894 and at September 30, 1998 current liabilities exceeded current assets by $890,840. The Company has relied on certain bridge financing to fund its activities. The Company is currently attempting to sell common stock through an initial public offering to provide working capital for its continuing development stage activities and eventual commencement of its operations. Unless the Company successfully completes its proposed public offering or arranges additional financing, the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its registration statement on Form SB-2 which was filed with the Securities and Exchange Commission and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of PTN Media, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and for the cumulative period during the development stage (May 27, 1997 to September 30, 1998) and its cash flows for the nine month periods ended September 30, 1998 and 1997 and for the cumulative period during the development stage (May 27, 1997 to September 30, 1998).

                 The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   2   -     PUBLIC OFFERING:

                 On September 18, 1998, the Securities and Exchange Commission declared effective the Company's registration statement concerning an initial public offering ("IPO"). As of the date of filing of this report, the Company has not consummated the sale of the 400,000 shares of common stock contemplated by the initial public offering. There can be no assurance that the Company will successfully consummate the sale of these shares. On October 22, 1998, the Company extended the expiration of the initial public offering to January 31, 1999.


NOTE   3   -     LOANS PAYABLE - OFFICER:

                 In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $555,000 and in November 1998, a further increase to $ 800,000, was authorized. As of September 30, 1998, borrowings outstanding under this line aggregated $610,000. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in the IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO.


NOTE   4   -     EARNINGS (LOSS) PER SHARE:

                 Earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "Earnings Per Share" ("SFAS 128"). In accordance with the rules of the Securities and Exchange Commission for initial public offerings, all shares issued within one year of filing are being treated as outstanding for all periods presented.

Item. 2   MANAGEMENT'S PLAN OF OPERATIONS


Overview

                 Although the Company entered into an agreement with a company controlled by fashion model, Niki Taylor, in June 1997, for Ms. Taylor to host "Fashion House with Niki Taylor", the Company's initial web site, this web site was not launched until recently. The Company was not able to launch the web site sooner, due to the period of time required to raise the funds necessary to develop the site and commence operations, the approximate cost of which was $250,000, not including the advance of $150,000 paid to Ms. Taylor's company. Additionally, the Company has advanced $134,000 to a company controlled by fashion model, Tyra Banks, pursuant to certain agreements between the Company and Ms. Banks' company and has also incurred expenses of approximately $10,000, to date, in connection with the development of the intended web site to have been hosted by Ms. Banks and in connection with the development of calendars featuring her. In June 1998, Ms. Banks declared the Company in breach of these agreements based on the Company's alleged failure to pay the full amount of all advances and reimbursable expenses allegedly owed pursuant to such agreements. The agreement relating to the creation and sale of calendars and electronic planners has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. Based on certain correspondence received from Ms. Banks' attorneys, the Company believes that it is unlikely that either a Tyra Banks calendar or web site will ever be offered by the Company. The Company has generated extremely limited revenues to date.

Operations for the Next Twelve Months

                 The Company's initial web site currently offers four content areas, including fashion tips from Ms. Taylor, the latest style and trends in the fashion industry, travel information, photographs of Ms. Taylor and video and audio clips and information. For the next twelve months the Company will expand its content offerings on the "Fashion House with Niki Taylor" web site by updating editorial coverage of beauty, fashion, style and models, as well as the introduction of new video and audio items. The Company also will continue to add more advertising and other sources of revenue to its site. The Company's license agreement with Niki Taylor's company contains an automatic renewal provision for two additional twelve month terms, unless terminated by Ms. Taylor's company or the Company. The first of these renewals occurred in September 1998.

                 The Company also is hopeful that it will execute and deliver a web site agreement with well-known model Claudia Schiffer (see Part II hereof), upon which the Company will proceed to design and, hopefully, launch such a web site featuring Ms. Schiffer. The Company has executed and delivered a Calendar Agreement with Ms. Schiffer (see Part II hereof) and intends to market a calender in downloadable electronic format and CD-Rom, including photographic images of Ms. Schiffer during the next 12 months. The Company also hopes to launch "www.fragrancedirect.com," its online fragrance sales effort, within the next 12 months. This website is described in Part II hereof. There can be no assurance that the Company will be able to successfully sell calendars featuring Ms. Schiffer, execute or deliver a web site agreement with Ms. Schiffer, successfully launch the "www.fragrancedirect.com" website, or generate any revenues or profits from any of the foregoing activities.

Cash Requirements

                 The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the substantial start-up costs associated with its initial web site and up to $153,000 which may be payable to a company controlled by Tyra Banks under the agreements entered into with her), that the net proceeds of the proposed initial public offering (see Part II), assuming the sale of all 400,000 shares of Common Stock being offered (the "Initial Public Offering") together with projected cash flow from operations and available cash resources, will be sufficient to satisfy anticipated cash requirements for at least 18 months following the consummation of the Initial Public Offering. In the event that the Company raises less than the estimated maximum amount of net proceeds available pursuant to the Initial Public Offering, or the Company's plans change, its assumptions change or prove to be inaccurate or the net proceeds of the Initial Public Offering or cash flow prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company would be required to seek additional financing sooner than anticipated or curtail certain of its planned activities. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. If the Company raises only $1,500,000 in the Initial Public Offering, the Company's anticipated cash requirements would be satisfied for approximately seven to eight months following the consummation of the Initial Public Offering. If the Company raises $1,000,000 or $500,000 in the Initial Public Offering, the Company's anticipated cash requirements would be satisfied for approximately six months or three to four months, respectively, following the consummation of the Initial Public Offering, assuming the Company significantly reduces the promotion of its current website and does not attempt to develop any new websites. If the amount of funds raised in the Initial Public Offering is not enough to maintain the Company's operations for at least twelve months, and the Company's cash flow from operations is not sufficient to cover the Company's expenses for the remainder of such period, it will be necessary for the Company to raise additional funds, either through equity or debt financing. The Company's requirements for additional funds would be even more near-term, if the Company does not raise sufficient funds in the Initial Public Offering to pay any amounts which it may be obligated to pay to Tyra Banks and/or her company, in connection with their claim of $153,000 against the Company. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

                 In April 1998, Peter Klamka, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available (the "Klamka Credit Line"). In September 1998, the Board of Directors of the Company authorized an increase in this line to $550,000, and in November 1998, a further increase to $800,000 was authorized. As of September 30, 1998, borrowings outstanding under the Klamka Credit Line aggregated $610,000. Loans drawn on the Klamka Credit Line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in this Offering of at least $1,500,000, the entire outstanding amount of the Klamka Credit Line and accrued interest will be repaid from the proceeds of this Offering.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, PTN Media, Inc. (the "Company") is not party to any legal proceeding or litigation.


Item 2.          Changes in Securities.  None.


Item 3.          Defaults Upon Senior Securities.  None.


Item 4.          Submission of Matters to a Vote of Security Holders.  None.


Item 5.          Other Information.

                 Price Adjustments

                 On August 1, 1998, the Board of Directors authorized the Company to increase the stock option exercise price with respect to all outstanding stock options granted in March 1998 under the Company's 1998 Stock Option Plan from $1.00 to $3.00, in response to comments from the Securities and Exchange Commission in connection with the initial public offering (the "Initial Public Offering") of the Company's common stock, par value $.001 per share ("Common Stock").

                 On August 21, 1998, Peter Klamka, the Company's President and Chief Executive Officer, forfeited and returned two-thirds (2/3) of 50,000 shares issued in March 1998 as compensation in consideration of accommodation to the Company in consummating the Initial Public Offering and other good and valuable consideration.

                 Increase in Credit Line

                 On September 21, 1998, the Board of Directors authorized an increase of $55,000 in the existing revolving credit promissory note (the "Note"), bearing interest at 9% per annum, initially in the principal amount of $500,000 and subsequently in the principal amount of $555,000 to Peter Klamka. In November 1998, a further increase to $800,000 was authorized. The Note is payable in full, inclusive of accrued interest to the extent of borrowings thereunder, on the earlier of (i) the date that the Company has raised an aggregate of not less than $1,500,000 in one or more public offerings of any of its securities or (ii) May 2001. On September 22, 1998, Mr. Klamka loaned $205,000 to the Company, so that $610,000 is now outstanding under the Note.

                 Payment under Niki Taylor License

                 On September 22, 1998, the Company paid Niki, Inc. (Niki Taylor's company) an aggregate of $100,000, the full amount owed under the Company's Web Site License Agreement with Niki, Inc. (the "Niki Taylor License"), in addition to a payment of $20,000 to Ms. Taylor's manager in reimbursement of costs relating to a photo shoot, as required by the Niki Taylor License. The Niki Taylor License remains in effect and has not as of the date hereof been terminated by Ms. Taylor's company, and as a result of the full payment of amounts required under the agreement, the Company does not anticipate any claim of breach by Ms. Taylor's company for any prior failure to pay. The Niki Taylor License automatically renewed for one additional year on October 1, 1998.

                 Public Offering

                 On September 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement concerning the Initial Public Offering. As of the date of filing of this report, the Company has not consummated the sale of any shares of Common Stock contemplated by the Initial Public Offering. There can be no assurance that the Company will consummate the sale of any shares. On October 22, 1998, the Company extended the expiration of the Initial Public Offering to Jan. 31, 1999.

                 On November 17, 1998, Hornblower & Weeks, Inc. signed a Placement Agent Agreement with the Company.

                 Calendar Agreement with Claudia Schiffer

                 In November 1998, the Company entered into a Licensed Calendar Agreement with well-known model Claudia Schiffer ("Calendar Agreement"). The Calendar Agreement grants the Company the right to use the name, likeness, and endorsement of Ms. Schiffer in the advertisement, promotion and sale of a 16-month 1999 calendar with photographs of her, in downloadable electronic format and CD-Rom ("Licensed Calendar"). Ms. Schiffer will provide photographic images and voice recording for the Licensed Calendar. The Company agreed to pay Ms. Schiffer an advance royalty in the aggregate amount of $75,000, of which $37,500 was paid upon execution of the Calendar Agreement, and the remaining $37,500 is required to be paid upon approval of the Licensed Calendar. The Company agreed to pay to Ms. Schiffer royalties of a percentage of sales ranging from 20% of Net Sales for 0-20,000 units, to 60% of Net Sales for 50,001 units and above. This advance payment will be credited against any earned royalty payment. The Calendar Agreement terminates December 31, 1999.

                 Proposed Web Site License Agreement with Claudia Schiffer

                 The Company intends to enter into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") upon the earlier to occur of such time as (i) the Company has received at least $150,000 in net proceeds from the sale of shares in the Initial Public Offering or (ii) Peter Klamka, the Company's President, loans sufficient funds to the Company to make the initial required advance royalty to Ms. Schiffer (such date, the "Effective Date"). The Schiffer License Agreement would grant the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. The Company would have the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. The Company would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year of the Schiffer License Agreement, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

                 The Schiffer License Agreement would also grant to Ms. Schiffer, 219,682 shares of Common Stock (the "Shares"), with the right to maintain the ratio of her Common Stock ownership to that of Peter Klamka, the Company's President. The Company expects to value the Shares at $4.00 per share of common stock, if issued anytime prior to the existence of an active trading market in the Company's stock. If the Shares are issued any time after the existence of an active trading market in the Company's stock, then the Company intends to value the shares at 80% of the market value of the Company's stock on the date of issuance. The Company agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, the Company has been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

                 A payment of $150,000 is required upon execution and delivery of the Agreement ("Initial Payment"). The Company has delivered executed versions of the Schiffer License Agreement to Ms. Schiffer's attorney, and has delivered a stock certificate representing the shares to Ms. Schiffer's manager. The Company has been informed by Ms. Schiffer's attorney that the Schiffer License Agreement will be executed and delivered by Ms. Schiffer upon receipt of the Initial Payment and the Shares. The Company anticipates, but cannot assure, that the Effective Date will occur on or before December 4, 1998.

                 www.fragrancedirect.com

                 The Company is nearing completion of the building of a web site with the Internet address "www.fragrancedirect.com." On this website the Company will sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on web sites such as "Amazon.com." The site will be promoted through hyper-links from the Company's affiliated web sites. The Company also intends to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising.

                 The Company anticipates that its prices will be lower than the manufacturer's suggested retail prices, however, not necessarily less than all retail outlets. The web site, currently being tested, is expected to be open to the public in late November or early December, although there can be no assurance thereof.

                 The website was built and will be maintained by an outside contractor whom the Company agreed to pay a $3000 one-time fee, $299 per month maintenance and 5% of gross sales from the site with a $50,000 per year cap. The outside contractor will process credit card orders.

                 The Company intends to obtain product liability insurance in such amounts as it may deem appropriate to insure against any possible product liability exposure resulting from the sale of fragrances on the web site.

                 There can be no assurance that the Company will generate any revenues from the web site. In addition, the Company is aware of at least two similar web sites attempting to compete for the on-line fragrance business.




Item 6.          (A) Exhibits and Reports on Form 8-K.

                 Exhibit No.            Description
                 -------------          -----------------------
                 27.1                   Financial Data Schedule

                 (B)  Reports on Form 8-K.  None.

                                   SIGNATURES


                 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 20, 1998                          PTN MEDIA, INC.




                                                 By:    /s/ Peter Klamka
                                                    ----------------------------
                                                     Peter Klamka
                                                     President and Secretary