Form 10QSB/A
period 1998-09-30
PTN MEDIA INC
filed 1999-03-05
CIK 1061169

                    U .S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................... to ........................

                         Commission File number 0-24835

                                 PTN MEDIA, INC.
                 (Name of small business issuer in its charter)

                    Delaware                            38-3399098
         (State or other jurisdiction of         (I.R.S. Identification No.)
      Employer incorporation or organization)

                         313 North First Street, Suite B
                              Ann Arbor, MI, 48104
                    (Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,068,080 shares of Common Stock, par value $.001, outstanding as of November 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                              PURPOSE OF AMENDMENT

      The purpose of this Amendment No. 1 to the registrant's Form 10-QSB for the fiscal quarter ended September 30, 1998, is to correct certain errors and omissions and conforming changes which were not included in the original filing. All information contained herein is as of the date of the original filing, November 20, 1998 and does not purport to provide an update of any information after such date.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

      Price Adjustments

      On August 1, 1998, the Board of Directors authorized PTN Media, Inc. (the "Company") to increase the stock option exercise price with respect to all outstanding stock options granted in March 1998 under the Company's 1998 Stock Option Plan from $1.00 to $3.00, in response to comments from the Securities and Exchange Commission in connection with the initial public offering (the "Initial Public Offering" or the "Offering") of the Company's common stock, par value $.001 per share ("Common Stock").

      On August 21, 1998, Peter Klamka, the Company's President and Chief Executive Officer, forfeited and returned two-thirds (2/3) of 50,000 shares issued in March 1998 as compensation in consideration of accommodation to the Company in consummating the Initial Public Offering and other good and valuable consideration.

Increase in Credit Line; Loans from President; Use of Proceeds

     Amending and restating a portion of the Form 10-QSB filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 1998, in April 1998, Peter Klamka, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available (the "Klamka Credit Line"). In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000, and in November and December 1998, further increases to $1,000,000 were authorized. As of November 23, 1998 , borrowings outstanding under the Klamka Credit Line aggregated $542,500. Monies loaned were used to make certain payments to Niki Taylor's company, to provide a payment required under the Company's Calendar Agreement with Claudia Schiffer, and for working capital.

         Loans drawn on the Klamka Credit Line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises aggregate gross proceeds in the Initial Public Offering of at least $1,500,000, the entire outstanding amount of the Klamka Credit Line and accrued interest will be repaid from the proceeds of the Initial Public Offering.

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

         Public Offering; Closings of Offering

         On November 17, 1998, Hornblower & Weeks, Inc. signed a Placement Agent Agreement with the Company with respect to the Initial Public Offering.

         The Company has accepted and closed on subscriptions to purchase 26,400 shares of Common Stock in the Initial Public Offering for an aggregate purchase price of $132,000 as follows:

             In October 1998, the Company accepted and closed on subscriptions from eight investors in an aggregate gross amount of $102,000. This represents the purchase of a total of 20,400 shares of Common Stock in the Initial Public Offering. Pursuant to the terms of the relevant Agency Agreements, certain Selling Agents were entitled to selling commissions in an aggregate amount of $7,950 in connection with such sales. The Company has not, as of the date of this Amendment to Form 10-QSB, paid any of such commissions.

         In November 1998, the Company accepted and closed on a subscription from one investor in the gross amount of $30,000. This represents the purchase of 6,000 shares of Common Stock in the Initial Public Offering. No selling commissions were paid in connection with this sale. Pursuant to the terms of the relevant Agency Agreement, a Selling Agent was entitled to selling commissions in the amount of $300 in connection with such sales. The Company has not, as of the date of this Amendment to Form 10-QSB, paid any of such commissions.

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

         Proposed Web Site License Agreement with Claudia Schiffer; Payment to Claudia Schiffer; Issuance of Additional Shares of Common Stock

         The Company intends to enter into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") upon the earlier to occur of such time as (i) the Company has receives at least $150,000 in additional net proceeds from the sale of shares in the Initial Public Offering or (ii) Peter Klamka, the Company's President, loans sufficient funds to the Company to make the initial required advance royalty to Ms. Schiffer (such date, the "Effective Date"). The Schiffer License Agreement would grant the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. The Company would have the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. The Company would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year of the Schiffer License Agreement, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

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

         A payment of $150,000 is required upon execution and delivery of the Agreement ("Initial Payment"). The Company has delivered executed versions of the Schiffer License Agreement to Ms. Schiffer's attorney, and has delivered a stock certificate representing the shares to Ms. Schiffer's manager. The Company was informed by Ms. Schiffer's attorney that the Schiffer License Agreement will be executed and delivered by Ms. Schiffer upon receipt of the Initial Payment and the Shares.

         After the Initial Public Offering, as a result of the proposed issuance of shares to Ms. Schiffer, she will own 6% of the outstanding shares of Common Stock of the Company (assuming all shares offered in the Offering are sold).

www.fragrancedirect.com

         The Company is nearing completion of the building of a website with the Internet address "www.fragrancedirect.com." On this website the Company will sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on websites such as "Amazon.com." The site will be promoted through hyper-links from the Company's affiliated websites. The Company also intends to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising.

         The Company anticipates that its prices will be lower than the manufacturers suggested retail prices, however, not necessarily less than all retail outlets. The website, currently being tested, is expected to open to the public in late November or early December, although there can be no assurance thereof.

         The website was built and will be maintained by an outside contractor whom the Company agreed to pay a $3000 one-time fee, $299 per month maintenance and 5% of gross sales from the site with a $50,000 per year cap. The outside contractor will process credit card orders.

         The Company intends to obtain product liability insurance in such amounts as it may deem appropriate to insure against any possible product liability exposure resulting from the sale of fragrances on website.

         There can be no assurance that the Company will generate any revenues from the website. In addition, the Company is aware of at least two similar websites attempting to compete for the on-line fragrance business.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 5, 1999                     PTN MEDIA, INC



                                        By: /s/ Peter Klamka
                                        Peter Klamka, President and Secretary