Form 10KSB40
period 1998-12-31
PTN MEDIA INC
filed 1999-04-15
CIK 1061169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             ------------------------------------------------------
                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934 For the
                      Fiscal Year Ended December 31, 1998

                       Commission File Number: 000-24835


                                PTN MEDIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                  38-3399098
      ------------------------                 -----------------------------
      (State of Incorporation)                 (I.R.S. Employer I.D. Number)

             2750 South State Street, Ann Arbor, Michigan 45104
            ------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (734) 327-0579
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended December 31, 1998): $4,488

Aggregate market value of voting stock held by non-affiliates: $515,600

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

3,378,262 common shares were outstanding as of December 31, 1998.

Documents Incorporated by Reference:  Not applicable

                                  FORM 10-KSB
             ------------------------------------------------------

                                PTN MEDIA, INC.
            Form 10-KSB for the Fiscal Year ended December 31, 1998

                               Table of Contents

                                                                                                     Page of Report
                                                                                                     --------------

PART I

ITEM 1.           DESCRIPTION OF BUSINESS AND RISK FACTORS........................................................1
ITEM 2.           DESCRIPTION OF PROPERTY........................................................................30
ITEM 3.           LEGAL PROCEEDINGS..............................................................................30
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. ..........................................30

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................................................31
ITEM 6.           MANAGEMENT'S  DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................31
ITEM 7.           FINANCIAL STATEMENTS...........................................................................32
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................................................32

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS............................................................................33
ITEM 10.          EXECUTIVE COMPENSATION.........................................................................34
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT. ........................................................................35
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................36
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...............................................................37

SIGNATURES.......................................................................................................39




                                      (i)

PART I.

ITEM 1.           DESCRIPTION OF BUSINESS.

History of the Company

         The Company's predecessor, Interactive Entertainment Studio, Inc. ("Interactive") was incorporated in the State of Nevada in May 1997. Interactive was merged with and into PTN Media, Inc. on March 9, 1998, for the sole purpose of changing the domicile of the Company to Delaware.

         In February, 1999, the Company consummated a public offering of 128,900 shares of common stock raising $461,496 in net proceeds after selling agent discounts and commissions.

         The Company's executive offices are located at 2750 South State Street, Ann Arbor, Michigan 45104. The telephone number is (734) 327-0579.

         The Company is an interactive media content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company's strategy is to create content that is of great appeal to its targeted audience and attract advertisers desiring to reach this audience. The Company currently provides this content on its interactive web site known as "Fashionhouse" hosted by Niki Taylor (www.fashionhouse.net). The Company also plans to provide similar content on additional web sites hosted by other well-known models and celebrities, television, print and other forms of traditional media. The Company's initial web sites will focus primarily on fashion, beauty, style, fitness and related subjects. In addition, the Company plans to create, market and sell calendars and electronic planners featuring photographs of models and other celebrities.

         Company Overview. The Company, through its predecessor, commenced operations in May 1997. At that time it entered into a License Agreement with a company controlled by Niki Taylor. That agreement provides for, among other things, the right to use Ms. Taylor's name and likeness in connection with the Company's Fashionhouse web site. Since commencement of operations, the Company has entered into an agreement with a web site designer and direct marketing agreements to sell flowers, videos and music compact disks on the Niki Taylor web site. As discussed below, the Company has entered into agreements with companies controlled by each of Tyra Banks and Claudia Schiffer, each a well-known model, but the Company is currently in default under the Tyra Banks agreement. Moreover, as discussed below, Tyra Banks and her company have made certain claims under the agreement in a formal arbitration proceeding. In addition, the Company is currently negotiating with other well-known models to develop web sites which they will host. The Company also has entered into agreements with certain advertisers whose banner advertisements appear on its initial web site, and is negotiating with additional advertisers to place banner advertisements on its current and/or future web sites.

         The Company's strategy is to capitalize on the opportunities created by the growth of the rapidly developing Internet market, particularly by creating web sites targeting young women, which the Company believes is the fastest growing segment of the population using the Internet. The Company's plan is to develop web sites featuring popular fashion models, many of whom, such as Niki Taylor, are commonly referred to as "supermodels" in publications and other media. The Company, in the future, also may create web sites featuring other celebrities. These web sites are developed to appeal to women between the ages of 18 and 30, although the Company believes that some of the content it provides also appeals to men of similar ages. The Company's current web site focuses primarily on fashion, beauty, style, fitness and related subjects, and offers several features, such as monthly letters from Niki Taylor, daily updated fashion editorials, photo scrapbooks featuring Niki Taylor, interactive chat sessions with Niki Taylor, entertainment coverage (e.g. movie, television and book reviews) and cooking and diet tips. The Company plans to operate additional web sites in the future, which will offer similar features and services.

         The Company, similar to other web site operators, has recognized the growing commercial opportunities presented by the Internet and the World Wide Web, which the Company believes is emerging as a global marketplace for the transaction of business. The Company's strategy is to take advantage of many of these commercial outlets, including the sale of banner advertisements and sponsorships on its web sites to advertisers targeting consumers with similar demographic characteristics as visitors to the Company's web sites, direct response marketing of related products and services through arrangements with third parties, sales of downloadable electronic and paper calendars featuring host models, licensing of proprietary content and intellectual property rights to third parties, and subscription and membership online chat services.

         The Company advertises and promotes its web sites through various forms of media. The Company purchases banner advertisements on search engines on the World Wide Web and enters into advertising barter arrangements with other web sites. As discussed below, the Company has entered into an advertising barter arrangement with Lycos, Inc. The Company promotes its web sites through (i) advertising and promotional spots contained within Company-sponsored radio programs and (ii) by advertising in selected publications. The Company arranges for the promotion of its web sites by host models, to the extent that they are not prohibited from participating in any such promotion as a result of other commitments, or such promotion is limited by the terms of the Company's license with the model. Finally, promotional advertising in connection with products offered by the Company, including calendars and electronic planners, is another means by which the Company promotes its web sites.

         In addition, the Company plans to offer an online avenue for interactive communication covering topics such as fashion and health, with the primary focus on its web sites' models and celebrity hosts. The Company's goal is to operate the exclusive online access to select models such as Claudia Schiffer, and to provide visitors and members with information, photos and other content unavailable elsewhere.

Agreement with Tyra Banks; Arbitration filed by Tyra Banks

         The Company has entered into a license agreement with a company controlled by well-known model, Tyra Banks, similar to the license agreement with the company controlled by Niki Taylor. In addition, the Company also entered into an agreement with Ms. Banks' company in connection with its creation, marketing and sale of calendars and electronic planners featuring photographs of Ms. Banks. On June 18, 1998, Ms. Banks declared the Company in breach of both of these agreements and has refused to perform under either of them. The basis for this declaration was the Company's alleged failure to pay the full amount of all advances due and payable to Ms. Banks' company pursuant to the agreements, as well as its failure to fully reimburse Ms. Banks for certain expenses provided for under the calendar agreement. To date, the Company has advanced funds to Ms. Banks' company in the aggregate amount of $134,000. The Company received a letter from Ms. Banks' attorneys, dated September 8, 1998, demanding that the Company pay to Ms. Banks' company an additional $153,000 on or before September 15, 1998, cease all uses of Ms. Banks' name, picture and likeness and return all photographs and images of Ms. Banks. This letter further stated that in the event that the Company failed to comply with their demands by that date, Ms. Banks and her company would be forced to take all "appropriate" action to recover all amounts alleged to be owed, and to enforce their rights against the Company.

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the commercial arbitration rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the web site license agreement and calendar agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking the amount of $153,000, plus interest, allegedly owed to her, to prohibit the Company from using her name, picture and likeness, and to have all images of Ms. Banks, in any form, returned to her. She also is seeking damages for injury to her public reputation, lost royalties and the cost of attorney's fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the web site agreement. The Company is seeking the amount of $100,000, plus additional damages, relating to the advance payment made by the Company to Bankable, Inc. A preliminary administrative conference was held on January 19, 1999, and a hearing is scheduled for April 23, 1999. Both parties have expressed an interest in resolving this matter through mediation. Mediation would run concurrently with the arbitration process, prior to the arbitration hearing. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on the Company.

INDUSTRY BACKGROUND

Web Sites; Content Providers

         By accessing the World Wide Web through the Internet, users can reach a multitude of web sites simply by typing domain names, normally beginning with the letters "www" and ending with the letters "com," "gov," "org" or other suffix depending on the type of entity. Recent improvements in web browsers and search engines, which help users navigate the information and services offered on the World Wide Web, have made locating these web sites much simpler. The Company believes that as the number of providers of infrastructure, access and browser services increases and access to and the usefulness of the Internet improve, the quality of the content provided by web site operators also will improve. This in turn should attract greater levels of commerce over the Internet. Additionally, as a result of increased usage of the Internet, content historically provided by means of traditional media, such as television, radio or print, is now being offered on the Internet. Furthermore, because of the advantages the Internet has over traditional forms of media, particularly its interactive features, content can be provided by means unavailable through traditional media. For example, content can be delivered to specifically identified audiences who share strong similar interests. Advertisers seek out only those web sites that attract audiences with the same demographic characteristics as the desired purchasers of their goods or services.

STRATEGY

         The Company seeks to capitalize on the opportunities created by the popularity of fashion and style, along with the rapid growth of the Internet as a commercial medium, by developing and operating fashion web sites hosted by models and other celebrities. The Company seeks to offer comprehensive and exclusive content, updated regularly, by utilizing the World Wide Web's interactive and graphical capabilities. The Company's current web site, and proposed future web sites, are targeted at users between the ages of 18 and 30 years old, particularly women. The Company's goal is to create a variety of web sites each tied to a well-known model or celebrity, and each providing compelling content which is of interest to the target audience. The Company's current web site is, and all future web sites will be, designed to provide a sense of access and intimacy with the fashion world, since contact with leading models and other celebrities will be available. Although the Company believes that its web sites will attract men as well as women, the sites will not be male oriented web sites, but sites offering compelling content covering fashion, beauty, style, fitness and related subjects. The Company also believes that as the Internet continues to grow, the importance of brand recognition will increase due to the growing number of web sites and the relatively low barriers to entry. The Company intends to maintain brand recognition with respect to its Fashionhouse web site, as well as any additional web sites which it develops. Establishing and maintaining this brand recognition will be highly dependent on the Company's ability to engage and retain well-known models, its ability to develop original and compelling content, and its success in creating an awareness for its brand names in other media besides the Internet.


WEB SITES

General

         The Company currently has one web site that provides content over the Internet. Although there are currently several fashion-related web sites on the Internet, and the Company expects there to be several additions in the future, the Company believes that the editorial content of its web sites will distinguish the Company from other providers. The Company's web sites will offer a variety of articles covering fashion, beauty, style and entertainment. Most of these articles will be provided by freelance journalists who are experienced writers in these fields.

Fashionhouse Web Site

         The Company operates "Fashionhouse", its first web site, located on the World Wide Web at www.fashionhouse.net, and also at www.nikitaylor.net. Pursuant to a Web Site License Agreement dated as of June 1, 1997 with a company controlled by popular model Niki Taylor (the "Niki Taylor License"), the Company has engaged the services of Ms. Taylor to host its current web site. The Niki Taylor License provides for the Company's non-transferable right to use Ms. Taylor's name and likeness in connection with the web site, subject to her prior written approval for all "for profit" uses, including all uses in print and electronic media. This use is subject to any prior commitments made by Ms. Taylor with which the Company's use may conflict. In addition, the Niki Taylor License provides the Company with exclusive use of photographs taken at a photo shoot directed by the Company, as well as the right to have Ms. Taylor make two publicity appearances to promote the web site. Ms. Taylor has also agreed, at her sole option, to participate in exclusive interviews and on-line chat sessions on the web site, at mutually agreed upon times. All services to be provided by Ms. Taylor are subject to her availability.

         For her services, Ms. Taylor is entitled to a $150,000 advance against future royalties, one-third of which was paid upon execution of the Niki Taylor License, and the remainder of which was paid to her on September 17, 1998. Royalties to be paid to Ms. Taylor are calculated at a rate of fifteen (15%) percent of the gross revenues generated by the Company from the Fashionhouse web site. Ms. Taylor is also entitled to receive fifty (50%) percent of gross revenues with respect to revenues generated from corporate sponsors, strategic partners and licensees introduced to the Company by Ms. Taylor (hereafter referred to as "Taylor Sponsors"). Ms. Taylor also is entitled to receive thirty-five (35%) of the net revenues received by the Company from the sale of merchandise on the web site.

         During the term of the Niki Taylor License, Ms. Taylor has agreed not to (i) license her name and likeness to any other web site or home page devoted to her or (ii) be employed by, provide consulting services to or otherwise render services to other fashion-related on-line services. Notwithstanding these limitations, Ms. Taylor is permitted to advertise on other sites, provide services to sites operated by persons with whom she has corporate sponsorship commitments and participate in online interviews and articles. The Niki Taylor License expired on September 30, 1998, but it has been extended for an additional twelve month period. The Company currently owes Ms. Taylor $150,000 under the extended agreement. The Niki Taylor License will be automatically extended for an additional twelve month period, unless terminated by the Company or Ms. Taylor prior to any such extension.

Calendar Agreement with Claudia Schiffer

         In November 1998, the Company entered into a Licensed Calendar Agreement with well-known model Claudia Schiffer (the "Calendar Agreement"). The Calendar Agreement grants the Company the right to use the name, likeness, and endorsement of Ms. Schiffer in the advertisement, promotion and sale of a 16-month calendar for the year 1999, including photographs of Ms. Schiffer in a downloadable electronic format. Under the terms of the Calendar Agreement, Ms. Schiffer will provide photographic images and voice recordings for the Licensed Calendar. The Company agreed to pay Ms. Schiffer an advance royalty in the aggregate amount of $75,000, of which $37,500 was paid upon execution of the Calendar Agreement, and the remaining $37,500 was paid to Ms. Schiffer in December 1998. The Company agreed to pay to Ms. Schiffer royalties ranging from 20% of net sales of the Licensed Calendar to 60% of net sales of the Licensed Calendar depending on the number of units sold. The advance payment will be credited against any earned royalty payment. The Calendar Agreement terminates on December 31, 1999.

Web Site License Agreement with Claudia Schiffer

         The Company entered into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") in November 1998. The Schiffer License Agreement grants the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. Pursuant to the terms of the Schiffer License Agreement, the Company has the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also is required to make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement continues until the year 2001. The Company is obligated to pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year of the Schiffer License Agreement, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

         The Schiffer License Agreement grants to Ms. Schiffer 219,682 shares of Common Stock (the "Shares"), with the right to maintain the ratio of her Common Stock ownership to that of Peter Klamka, the Company's President. The Company has valued the Shares at 80% of the market value of the Company's stock on the date of issuance or $4.00 per share. The Company agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, the Company has been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

         The Company has delivered executed versions of the Schiffer License Agreement to Ms. Schiffer's attorney, and has delivered a stock certificate representing the shares to Ms. Schiffer's manager. As a result of the issuance of shares to Ms. Schiffer, she owns approximately 6.5% of the outstanding shares of Common Stock of the Company.

         In November and December 1998, the Company paid Ms. Schiffer an aggregate of $145,000 pursuant to the terms of the Schiffer License Agreement. Prior to and at the time of such payment, Ms. Schiffer refused to deliver an executed copy of the Schiffer License Agreement to the Company, until the payment of an additional $155,000 to her, pursuant to the terms of such agreement. This additional payment of $155,000 was paid to Ms. Schiffer in February 1999. Additionally, in December, the Company agreed to issue to Ms. Schiffer an additional 50,000 shares of the Company's Common Stock, so that Ms. Schiffer would be entitled to receive a total of 269,682 shares of Common Stock. The Company is currently in default with respect to the payment of such promissory note. In the event that the Company does not pay the entire amount due under such promissory note, on or prior to February 28, 1999, the Company believes that Ms. Schiffer will declare the Company in default under the Schiffer License Agreement and will terminate any obligations she may have to the Company thereunder. In addition, although the Company has not received any indication that she will, Ms. Schiffer may also terminate the Calendar Agreement, as a result of the Company's default under the Schiffer License Agreement. The termination of either or both of said agreements by Ms. Schiffer would have a material adverse effect on the Company's business and operations.

www.fragrancedirect.com.

         The Company is in the process of completing the construction of a web site with the Internet address "www.fragrancedirect.com." On this web site the Company will sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on web sites such as Amazon.com. The site will be promoted through hyper-links from the Company's affiliated web sites. The Company also intends to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising.

         The Company anticipates that its prices for fragrances will be lower than the manufacturers suggested retail prices, however, not necessarily less than all retail outlets.

         The web site was built and will be maintained by an outside contractor whom the Company agreed to pay a $3000 one-time fee and $299 per month maintenance. The outside contractor is also entitled to receive 5% of the gross sales from the site, subject to a cap of $50,000 per year. The outside contractor will process all credit card orders.

         The Company intends to obtain product liability insurance in such amounts as it may deem appropriate to insure against any possible product liability exposure resulting from the sale of fragrances on www.fragrancedirect.com. The Company is aware of at least two similar web sites attempting to compete for the on-line fragrance business.

Additional Web Sites and Content

         The Company is currently negotiating licenses with other popular models in connection with its development of additional fashion-related web sites to be hosted by these models. These web sites will offer content areas similar to those provided on the Company's current site with Niki Taylor, provided that the content of each web site will be specifically tailored to the look and style of its model host, as well as the interests of the targeted audience. The Company also plans to provide daily television listings and astrological forecasts on its web sites, which are expected to be obtained on a barter basis.

         The Company believes that user interaction will be the main draw of the Company's web sites. The Company plans to continuously add to and change the content on its web sites to enhance user interest. This content may include national and regional "behind the scenes" news from fashion shows, models, clothing designers and other celebrities. In addition, the Company may enter into arrangements for live broadcasts of fashion shows featuring models from the Company's web sites.

DESIGN AND DEVELOPMENT OF WEB SITES

         Pursuant to the Company's agreement with a third party web designer, it agreed to design and develop the Company's Fashionhouse web site, as well as any additional web sites requested by the Company. This engagement includes the development of designs for aesthetic and functional characteristics of the web sites, as well as the creation of computer files and code that implement the web sites.

         The Company is the owner of all rights to the web sites when completed except for properties licensed to the design firm by third parties and certain materials created by the design firm. The Company paid the design firm a total of $150,000 for the design and development of the Company's Fashionhouse web site. The agreement with the web site designer is terminable by either party upon 15 days' prior written notice. The web site designer has limited its liability to the Company to an amount equal to any fees paid to them by the Company during the 12-month period immediately preceding the date that any cause of action arises.

SOURCES OF REVENUE

Advertising

         The Company believes that its current web site offers a desirable vehicle for advertisers seeking to reach fashion-oriented consumers. The subject matter of its web sites attract an audience that is well educated, sophisticated and affluent. To be successful, the Company must attract advertising placements from businesses that provide the types of products and services that appeal to the target audience of the Company's web sites.

Banner Advertising

         The Company derives substantially all of its revenues from the sale of advertising banners on its initial web site. These banners appear on a user's computer screen when accessing different areas of the Company's web sites. The interactive nature of the Internet also allows users to obtain extensive additional information about an advertiser's products or services instantly, by clicking on a hypertext link to the advertiser's web site. In some cases the advertiser's products can be purchased in a transaction completed on the Internet. The Company has entered into agreements with certain advertisers whose banner advertisements appear on its "Fashion House with Niki Taylor" web site, and is negotiating with additional advertisers to place banner advertisements on its current and/or future web sites.

         The banner advertising agreements are generally for periods of three months or less and guarantee advertisers a minimum of 250,000 impressions (times that an advertisement appears in page views downloaded by visitors to the Company's web sites) per month. In the event that any advertisement does not achieve a minimum of 250,000 impressions during any month, for any reason, the Company may be required to provide additional impressions after the contract term at no additional cost. Advertisers pay between $2,500 and $15,000 per month depending on where the banners are placed, and whether it is an exclusive or non-exclusive advertiser of such products or services. The Company also offers a limited number of twelve-month placements at a price of $30,000, which also includes one product placement. To assist advertisers in monitoring the effectiveness of their advertisements, the Company provides them with weekly reports showing advertising impressions and the number of times users hyperlink to the advertisers' web sites. The Company also assists its advertisers in developing customized promotions for the target audience.

Lycos Agreement

         In an agreement executed on November 16, 1998, Lycos, Inc. agreed to provide the Company with $600,000 worth of advertising banner impressions on the Lycos network consisting of complete page views with a Claudia Schiffer advertising banner and link to www.claudiaschiffer.com. The banner advertising and link to the Company's web site were made available to the Company commencing on December 15, 1998 and will continue to be available until December 15, 1999. These impressions will only be used to promote www.claudiaschiffer.com, and Lycos has also agreed to include at least $200,000 worth of these advertisements on its web site lycos.com. Advertising content and placement on the Lycos network are subject to approval by both parties, with banners rotated as often as the Company desires. Lycos is currently running banner advertisements for www. claudiaschiffer.com and will commence links to the Company's web site as soon as the site is up. In exchange for the services to be provided by Lycos, the Company will provide Lycos with a link to the Company's Claudia Schiffer web site, placed at the Company's discretion. Ms. Schiffer has the right to terminate this agreement at any time. This agreement is a barter arrangement for advertising, does not involve any monetary payments and can be renewed by mutual agreement of both parties.

Product Placements

         The Company also sells product placements as an additional source of revenue. This consists of the placement of branded products in different environments on the Company's web sites. Some of these products could also be placed in situations with models or celebrities whom the Company may engage, to the extent that he or she is able to endorse such products. In the event that the Company is able to obtain any product placements, it believes that the terms and conditions of each such placement, including the amount payable for such placement, will be determined on a case-by-case basis.

Local Advertising

         The Company also provides opportunities for regional advertising on its web sites. One method of providing this advertising is the development of regional bulletin boards. Using regional fashion sites, advertisers and sponsors are able to more easily target local consumers for their products and services. This is of particular interest to local businesses that have no reason to pay higher prices to advertise their products and services nationally into markets where such products and services are not available. In addition, regional advertising provides all businesses with the option to reduce their advertising expenses by focusing on specific targeted markets.

Direct Response Marketing

         The Company has entered into two agreements pursuant to which it provides hyperlinks to other sites from its Fashionhouse web site for the purchase of flowers (PC Flowers and Gifts, Inc. ("PC Flowers")) and the purchase of music compact disks, videos and apparel products (CDnow, Inc. ("CDnow")). Pursuant to its agreement with PC Flowers, the Company is providing an advertising banner and hyperlink to PC Flowers on the Company's web site. In exchange, the Company receives a percentage of the revenues derived from sales to those customers accessing the PC Flowers web site through the Company's web site. Visitors to the Company's site who visit "Fashion House Flowers and Gifts" also are provided with a toll-free number to call in orders. PC Flowers has agreed to pay the Company a sales commission ranging from 8% to 10% of net sales with respect to all flowers, balloons, gourmet foods, gift baskets and greeting cards sold through the Company's web site. This agreement may be terminated by either party upon 90 days prior written notice.

         Pursuant to the Company's agreement with CDnow, the Company has developed a hyperlink to CDnow's site for the purchase of music compact disks, videos and apparel. The Company receives commissions for products ordered through hyperlinks from its site, ranging from 3% to 5% of net sales of music compact disks, 4% to 6% of net sales of videos and 8% to 10% of net sales of apparel products. The initial term of this agreement expires in September 1998, but has been automatically renewed for a one year period. The agreement is renewed automatically for subsequent one year terms unless either party terminates within 30 days of the end of the then current term. The Company commenced direct marketing sales with CDnow on its Fashionhouse web site.

Syndicated Radio Show

         The Company has had preliminary discussions with a national syndicator of radio programming, in connection with the development and airing of a daily 90-second radio show devoted to the same subject matter as the Company's web sites. The show, which is tentatively called "The Fashion House Minute" could be a source of additional revenue for the Company through the sale of up to 30 seconds of advertising time on each show. There can be no assurance that the Company will be able to enter into an agreement with the syndicator or develop or make profitable the radio show.

MARKETING AND PROMOTION

         The Company continually evaluates numerous ways to promote its brand names such as "Fashionhouse," believing that brand recognition will assume increasing importance as the volume of activity on the Internet increases. The Company intends to promote its web sites, products and other services through several of the following methods.

Public Relations

         The Company has engaged the services of The Angellotti Company, a public relations firm, to assist in the launch of its web sites. The Company agreed to pay $3,500 per month for these services for a period of eight months commencing in May 1998. The agreement was automatically renewed at the end of the eight month term. It is the public relations firm's responsibility to arrange for creative and on-target promotions in both traditional and electronic media.

WEB HOST;  OPERATIONS, SECURITY AND TECHNOLOGY

         The Company's web sites are made available to users through its web host, Digex. The Company provides pages of code, graphics and video to Digex, which uploads this information to its dedicated servers. Digex is responsible for all traffic, security and management of the technological aspects of the Company's web sites. The Company is responsible for updating the content on the web sites and to apprising Digex of the Company's changing technological needs and offering Digex the opportunity to provide for these needs. The Company compensates Digex with a combination of cash and promotional consideration. The Company believes it would have no difficulty replacing Digex with another web host if its relationship with Digex were to be terminated for any reason.

         A key element of the Company's success is to generate a high volume of use of its sites. Accordingly, high levels of performance are critical. Any system failure that causes interruption or an increase in response time could result in less traffic to the Company's web sites and, if sustained or repeated, could reduce the attractiveness of the Company's web sites to advertisers. Further, any substantial increase in the number of visits to the Company's web sites could strain the capacity of the software or hardware deployed by the Company or its web hosts and would require the Company to expand and adapt its network infrastructure. The Company's inability to add software or hardware to accommodate substantial increases in traffic could lead to slower response time or system failures.

         The Company's operations also are dependent, in part, upon the ability of its web hosts to protect their operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not currently have redundant, multiple site capacity in the event of any such occurrence. Notwithstanding the implementation of security measures by the Company, such as limiting physical and network access to its routers, the Company's infrastructure is vulnerable to computer viruses, break-ins and similar disruptive acts by Internet users. These factors could lead to interruption, delays or cessation in service of the Company's web sites. Furthermore, the inappropriate use of the Internet could jeopardize the security of confidential information stored in the computer systems of the Company's customers and other users of the Internet, which could deter potential customers from accessing the Company's web sites and give rise to uncertain liability to users whose security and privacy has been infringed. A security breach could result in loss of customers, damage to the Company's reputation, damage to the Company's web sites, costs of repair and detection and other expenses. The security and privacy concerns of existing and potential customers may inhibit the growth of the Internet, in general, and the Company's revenues in particular.

COMPETITION

         Competition among content providers on the Internet is intense and is expected to increase significantly. The Internet is currently characterized by minimal barriers to entry, since new web sites can be developed and launched at relatively low cost. The Company faces competition from a number of sources that provide content through one or more media, such as print, broadcast, cable television and the Internet. In order to compete successfully, the Company must establish and maintain awareness, among the public, of the Company and its brand names, effectively market its services and products, and successfully differentiate its web sites. This will be highly dependent on the Company's ability to provide compelling and popular content to attract Internet users and support advertising and sales of products and services that are intended to reach such users.

         The Company competes with a significant number of web content providers, several of which offer competitive services and/or products, and address certain of the Company's target markets, including, among others, Women's Wire, Elle Magazine, Ford Models, Inc. and Pataxi Entertainment Network, Inc. (operator of supermodel.com). In addition, the Company competes against large service providers, including web directories, search engines, commercial online services and sites maintained by Internet service providers, many of which offer content similar to that provided on the Company's web sites and attract advertisers targeting the same audience as the Company. Some of these companies include Microsoft Corporation, America Online, Inc., Netscape Communications, Yahoo! Inc. and Prodigy Services Co. Many of these competitors have significantly greater financial, technical and marketing resources than the Company, and include companies that are larger and better capitalized than the Company. These competitors also may have expertise and established brand recognition in the Internet market.

         In addition, the Company competes for the time and attention of Internet users with thousands of non-profit Internet sites operated by educational institutions, governments and individuals. Existing and potential competitors also include other forms of media, such as television, radio and print media, many of which provide services and products that are similar to those which the Company currently provides and also intends to provide through its web sites. Although traditional media outlets do not offer many of the interactive features available through the Internet (such as online chat rooms, E-mail, etc.), there are numerous publications, as well as television and radio programs, which provide editorial content similar to that which the Company provides on its web site, as well as articles and features on fashion, beauty, health and celebrities. There can be no assurance that the Company's competitors will not develop services and products that are superior to those of the Company or that achieve greater market acceptance.

         The Company believes that the principal competitive factors in the Internet market are brand recognition, ease of use, content depth, content quality, content presentation, speed and quality of service execution, competitive pricing, successful marketing and the availability of targeted content and focused value added services and products. To be competitive, the Company believes that it must distinguish its editorial content from its competitors and customize this content to appeal to its target audiences.

         Since many of the Company's competitors have greater resources than the Company, these competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing their content and services. In addition, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions of new entities that could have a material adverse effect on the Company's business, results of operations and financial condition.

TECHNOLOGY; TRADEMARKS AND PROPRIETARY RIGHTS

         The Company's success is highly dependent on its trademarks and other intellectual property rights. The Company relies upon trademark and copyright law, trade secret protection and, where appropriate, confidentiality and /or license agreements with its employees, independent contractors and consultants to protect its proprietary rights. To date, none of the Company's trademarks has been registered, nor does the Company currently contemplate registering any of its trademarks. The Company also relies on copyright laws to protect the original content included on its web sites. A substantial amount of uncertainty exists concerning the application of copyright laws to the Internet, and there can be no assurance that existing laws will provide the Company with adequate protection.

         Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's services and products are distributed or appear via the Internet. As part of its business strategy, the Company may license its content, trademarks and images to third parties. Without adequate protection in foreign markets, there can be no assurance that these licensees will not take actions that might materially or adversely affect the value of the Company's proprietary rights. In addition, despite the Company's efforts to protect its proprietary rights, the rapid pace of technological innovation on the Internet makes it possible for third parties to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's technology and intellectual property will be difficult. The Company generally obtains confidentiality agreements from all employees and independent contractors providing services in connection with the development and design of the Company's web sites.

GOVERNMENT REGULATION

         The Company's business is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, indecent or patently offensive communications on the Internet (although certain provisions of that law have recently been held to be unconstitutional). The manner in which this law, or any similar law which may be adopted in the future, will be interpreted and enforced and its effects on the Company's proposed operations cannot yet be fully determined. The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business. Furthermore, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain.


                                  RISK FACTORS

         EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. The Company commenced operations through a predecessor company in May 1997 and was incorporated on January 14, 1998. The Company has generated extremely limited revenues to date, and has an extremely limited operating history upon which an evaluation of the Company, its business and its prospects can be made. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving market for Internet products and services. Specifically, such risks include the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services and products by Internet users, development of equal or superior services or products by competitors and the failure of the market to adopt the Internet as a transaction medium.

         The Company has had limited financial resources to date and has incurred operating losses since its inception. As of December 31, 1998, the Company had an accumulated deficit of

$2,590,347. The Company expects to continue to incur operating losses for the foreseeable future, due to the significant expenses which the Company expects to incur in the development and marketing of its initial web site hosted by model Niki Taylor, as well as any additional sites developed by the Company. These expenses include substantial advance royalty payments that the Company has agreed to make to Ms. Taylor. Additionally, to the extent that the Company engages additional models and/or celebrities for its web sites, it will most likely be required to pay advance royalties to those persons. The Company has generated extremely limited revenues to date from its Fashionhouse web site, and there can be no assurance that the Company will ever generate significant revenues from this web site or from any other business conducted by it. These initial revenues have been generated primarily from advertising placed on the site. The Company also expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development, and to develop other forms of revenue-generating business, such as direct response sales, licensing of the Company's proprietary materials to others, and celebrity chat clubs. The Company does not expect significant revenues from such other businesses prior to December 1998. As a result of the foregoing factors, there can be no assurance that the Company's services and products will ever generate sufficient revenues or that the Company's operations will ever be profitable.

         NEED TO RAISE ADDITIONAL FUNDS. Since the Company raised significantly less than the maximum amount of net proceeds pursuant to its initial public offering, the Company will need to seek additional financing sooner than anticipated or curtail certain of its planned activities. In addition, if the Company's plans change, its assumptions change or prove to be inaccurate or its cash flow prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company will be required to seek additional financing. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. To the extent that the Company chooses to raise additional funds by issuing equity securities, this issuance could result in the further substantial dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company issues debt securities to raise funds or otherwise incurs indebtedness, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that the existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

         GOING CONCERN ISSUES IN INDEPENDENT AUDITORS' REPORT. As a result of the Company's having been in the development stage since its inception, its lack of revenues to date and its incurrence of net losses during such period, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements for the period ended December 31, 1998, regarding having substantial doubt about the Company's ability to continue as a going concern without additional financing.

         LITIGATION. Effective January 1, 1998, the Company entered into a license agreement with a company controlled by well-known model, Tyra Banks, similar to the license agreement relating to Niki Taylor. In addition, the Company also entered into an agreement with Ms. Banks' company in connection with its creation, marketing and sale of calendars and electronic planners featuring photographs of Ms. Banks. On June 18, 1998, Ms. Banks declared the Company in breach of both of these agreements and has refused to perform under either of them. The basis for this declaration was the Company's alleged failure to pay the full amount of all advances due and payable to Ms. Banks' company pursuant to the agreements, as well as its failure to fully reimburse Ms. Banks for certain expenses provided for under the calendar agreement. To date, the Company has advanced funds to Ms. Banks' company in the aggregate amount of $134,000. The Company received a letter from Ms. Banks' attorneys, dated September 8, 1998, demanding the Company to pay to Ms. Banks' company an additional $153,000 on or before September 15, 1998, along with certain other demands. This letter further states that in the event that the Company fails to comply with all of their demands by that date, Ms. Banks and her company will be forced to take all "appropriate" action to recover all amounts, alleged to be owed, and to enforce their rights against the Company.



         ARBITRATION FILED BY TYRA BANKS. On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web Site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking the amount of$153,000, plus interest, allegedly owed to her, to have the Company not use her name, picture and likeness, and to have all images of Ms. Banks, in any form, returned to her. She also is seeking damages for injury to her public reputation, lost royalties and the cost of attorney's fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable of the Web Site Agreement. The Company is seeking the amount of $100,000, plus additional damages, relating to the advance payment made by the Company to Bankable, Inc. A preliminary administrative conference was held on January 19, 1999, and a hearing is scheduled for April 23, 1999. Both parties have also expressed an interest in resolving this matter through mediation. Mediation would run concurrently with the arbitration process, prior to the arbitration hearing. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, andan unfavorable settlement or result in this matter could have a material adverse effect on the Company. Any amounts which the Company would be required to pay to Ms. Banks' company will be paid out of available working capital. In the event that the Company does not have sufficient working capital to pay any such amounts, and does not raise additional funds, in a timely manner, or have cash available from operations, or otherwise, with which to make such payments, the Company would be required to either substantially reduce or terminate its operations.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Because of the Company's extremely limited operating history and the emerging nature of the markets in which it competes, management is unable to accurately forecast future revenues. The Company, to date, has generated only extremely limited revenues. The Company's contracts with advertisers typically guarantee the advertiser a minimum number of impressions or times that an advertisement appears in page views downloaded by visitors to the Company's web sites. To the extent that minimum impression levels are not achieved for any reason, the Company may be required to provide additional impressions after the contract term, which may adversely affect the availability of advertising inventory. To the extent minimum guaranteed impressions are not met, the Company will be required to defer the recognition of corresponding revenues until guaranteed impression levels are achieved. The Company's expense levels will be based in part on its expectations concerning future revenues and to a large extent will be fixed. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue would have an immediate adverse effect on the Company's business, results of operations and financial condition.

         The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are not in the Company's control. Such factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in both Internet usage and advertising placements, the advertising budgeting cycles of advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new services or products by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the Company's web sites, general economic conditions and economic conditions specific to the Internet and online media. As a result of any of the foregoing conditions, the Company may be required to make certain decisions in connection with the operation of its business which could have a material adverse effect on the Company's business, results of operations and financial condition.

         DEPENDENCE ON LICENSES WITH MODELS AND OTHER CELEBRITY HOSTS.
To date, the Company has retained the services of two models to host its web sites. The Company has entered into a license with a company controlled by Niki Taylor which permits the use of Ms. Taylor's name and likeness in connection with the Fashionhouse web site, as well as certain services to be provided by Ms. Taylor, including her appearance for one eight-hour photo shoot (which has already taken place) and two four-hour publicity appearances. Ms. Taylor, at her sole option, may also participate by telephone or in-person in exclusive interviews and/or on-line chat sessions. The Company expects to enter into licenses with other models, in the near future, although there can be no assurance that the Company will be able to successfully retain the services of any other models on terms that are mutually agreeable to the Company and those models. The Company's license with Ms. Taylor expired on September 30, 1998, but was automatically extended for a one year period. The License will be automatically extended for an additional one year period, unless either the Company or Ms. Taylor terminates the license as of the end of the then current term. The expiration or termination of this license would have a material adverse effect on the Company's business, results of operations and financial condition.

         Although the Company anticipates that the content of its web sites will consist of articles and photographs pertaining to fashion, beauty, style and entertainment, and that its web sites will provide an avenue for users to share general tips and advice relating to these subjects, the Company believes that the celebrity models whose services it obtains to host the Company's web sites will be the principal attraction. In the event the Company is unable to retain the services of a sufficient number of celebrities to host its web sites, or maintain the services of such celebrities for an extended period of time, it is highly unlikely that the Company's web sites would attract the number of users which would be required to obtain significant advertising and merchandisers. These circumstances would most likely result in the termination of the Company's business and the loss of an investor's entire investment. In addition, the success of the Company's web sites will be highly dependent on the continued popularity of the celebrity models who host the sites. In the event that the popularity of any such celebrity model fades in the public eye, including, for among other reasons, disclosure of allegedly illegal or immoral acts by such celebrity model, the Company will in all likelihood find it necessary to terminate its relationship with that celebrity model. A suitable replacement may not be available on a timely basis and on terms and conditions mutually agreeable to the Company and any such potential replacement. In the event that the Company is not able to timely replace a celebrity model, this failure could have a material adverse effect on the Company's business, results of operations and financial condition.

         DEVELOPING MARKET; DEPENDENCE ON CONTINUED GROWTH IN USE OF INTERNET; ACCEPTANCE OF INTERNET AS AN ADVERTISING MEDIUM. The market for the Company's services and products is relatively new and has only recently begun to develop. This market also is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. The Company's business is highly dependent upon the continued growth in use of the Internet, particularly by women of all ages, for information, interaction, distribution and commerce. Although the Company intends to create web sites that appeal to men and women of various ages, the Company believes that women will constitute the primary audience for many of the services and products to be offered on the Company's web sites. The Company's ability to generate sufficient revenues will therefore be highly dependent on a significant and continued increase in the use of the Internet, particularly by women. Furthermore, the Internet is still an unproven medium for paid services such as those which the Company currently provides and intends to provide in the future, including the placement of effective advertising by site sponsors. Accordingly, the Company's future operating results will depend substantially upon such continued growth in use, as well as the emergence of the Internet as an effective commerce medium. Additionally, critical issues concerning the commercial use of the Internet (such as security, reliability, cost, ease of use, access, quality of service and acceptance of advertising), remains a barrier to entry for many individuals and businesses and therefore may impact the rate of growth of Internet use. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective commerce medium, the Company's business, results of operations and financial condition will be materially adversely affected.

         DEPENDENCE ON ADVERTISING REVENUES. The Company has derived substantially all of its initial revenues from the sale of advertisements on its initial web site, and expects this to continue through 1999. The Company, to date, has obtained commitments from certain advertisers for advertising on its "Fashion House with Niki Taylor" web site, and is currently negotiating with additional advertisers for the sale of advertisements. There can be no assurance that any of such negotiations will result in a commitment to advertise on any of the Company's web sites. Existing advertising placement contracts are for relatively short terms, generally three months or less, and are terminable by advertisers at any time on very short notice. Consequently, the Company's advertising clients will be able to eliminate or move their advertising to competing Internet sites or from the Internet to traditional media, quickly and at low cost. The Company's ability to generate advertising revenues will depend upon, among other factors, the acceptance of the Company's web sites as attractive and sustainable media, the development of a large audience of users of the Company's web sites and the effective development of media properties that provide user demographic characteristics that will be attractive to advertisers.

         There is currently intense competition in the sale of advertising on the Internet. This competition has resulted in a wide range of advertising rates for a variety of advertising services, making it difficult to project future levels of Internet advertising revenues which may be realized by the Company or any of its competitors. Competition among current and future web sites, as well as competition from traditional media for advertising placements, could result in significant price competition and reductions in the Company's projected advertising prices and revenues. In the event that the Company fails to attract advertising customers, loses customers after they have been retained, or is forced to reduce advertising rates in order to retain or attract advertisers, the Company's business, results of operations and financial condition could be materially and adversely affected.

         DEPENDENCE ON REVENUES FROM OTHER SOURCES. After the Company's web sites have been established and have started to gain recognition (of which no assurance can be given thereof), the Company's ability to expand its business will become dependent upon its success in generating significant revenues from sources other than advertising placements on its web sites. The Company intends to enter into direct marketing arrangements with a variety of businesses in connection with the sale of their products and services on the Company's web sites. The Company, to date, has entered into a direct marketing agreement with a company to promote the sale of flowers on the Fashionhouse web site. The Company also has entered into an agreement with another company to provide for the exclusive sale by that company of videos and music compact disks on the Fashionhouse web site. In addition, the Company has contracted the services of third parties to create fashion and swimsuit electronic planners and paper calendars featuring models appearing on the Company's web sites. There can be no assurance that the Company will ever be able to create and maintain sources of revenue from these and other ventures which will be sufficient for the Company to be profitable. In the event that the Company is unable to generate significant revenues from any sources other than advertising placements, the Company's business, results of operations and financial condition could be materially and adversely affected.

         TECHNOLOGICAL CHANGE. The primary market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, the Company's success will depend in significant part on its ability to adapt to rapidly changing technologies, the ability to adapt its services and products to evolving industry standards, and to continually improve the performance, features and reliability of its services and products in response to evolving demands in the marketplace and competitive service and product offerings. In addition, the widespread adoption of new web functionality through developments such as "JAVA", Virtual Reality Modeling Language and other multimedia technologies could require substantial expenditures by the Company and could fundamentally affect the nature, viability and measurability of web-based advertising. The failure of the Company to adapt to such changes and evolution would have a materially adverse effect on the Company's business, results of operations and financial condition.

         UNPROVEN ACCEPTANCE OF THE COMPANY'S WEB SITES AND CONTENT. The Company's success is dependent upon its ability to deliver original and compelling content in order to attract users. Since the Company has only recently launched its initial web site it is too early to determine the level of its acceptance by consumers, and there can be no assurance that the Company's current web site and/or future web sites, to the extent developed and launched, will contain content which will be attractive to a sufficient number of users to generate advertising revenues or that the Company will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of new and repeat users to its sites. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services, such as the Company's web sites are subject to a high level of uncertainty and risk. Because this market is new and evolving, it is difficult to predict future growth. There can be no assurance that the Company will be able to successfully develop a market for its web sites or that demand will emerge or become sustainable. If the Company's web sites and the content contained thereon are not accepted, or develop more slowly than expected, or the market becomes saturated with competitors, the Company's business, results of operations and financial condition will be materially and adversely affected.

         DEPENDENCE ON THIRD PARTY DEVELOPERS AND CONTENT PROVIDERS. The Company is in an early development stage and currently has only two employees. A key element of the Company's business is the development and design of its web sites. In connection therewith, the Company has and will continue to rely on the development efforts of third-party developers. The Company's initial web site was designed and developed by an independent third party, which also has agreed to design and develop additional web sites for the Company. The Company believes that this firm has the personnel and equipment to develop and design additional web sites, upon the Company's request, to the specifications provided by the Company. In the event that this developer is unable to successfully design and develop any additional web sites, in a timely manner, or at all, the Company would be required to engage the services of an alternate developer. While the Company believes that there are several developers who could design and develop the Company's web sites, the delays caused by the Company's need to engage the services of another developer could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company also will rely on third parties to provide the content for the Company's web sites. The Company also will require the services of additional third-party developers and content providers to create the news, reviews and other entertainment features which the Company intends to include on its web sites, as well as personnel to handle the ongoing administration of the Company's web sites, to the extent that the administration of the sites is not performed by employees of the Company. There can be no assurance that the Company's current or future affiliations with developers, content providers or administrative personnel will result in effective content development and administration of the Company's web sites, or that their efforts will result in significant revenues for the Company. Any failure of such persons to develop and maintain high quality and successful technology and content for the Company's web sites would have a material adverse effect on the Company's business, results of operations and financial condition.

         DEPENDENCE ON OTHER WEB SITES AND PROVIDERS. The Company's ability to advertise on other web sites and the willingness of the owners of such sites to direct users to the Company web sites through hypertext links is critical to the Company's operations. Search engines, directories and other navigational tools managed by Internet service providers and web browser companies also significantly affect traffic to the Company's web sites. The Company also depends on its relationships with third party vendors of Internet development tools and technologies in order to develop the content required to attract users to its web sites. Developing and maintaining satisfactory relationships with such persons could become more difficult and expensive as competition increases among content providers. If the Company is unable to develop and maintain satisfactory relationships with such third parties, or if the Company's competitors are better able to maintain such relationships, the Company's business, results of operations and financial condition could be materially and adversely affected.

         RISK OF CAPACITY CONSTRAINTS. A key element of the Company's business is the ability to generate a high volume of traffic to its web sites. Any system failure that causes interruptions in the availability or increases response time of the Company's services would reduce traffic to the Company's web sites and, if sustained or repeated, would reduce the attractiveness of the Company's services to advertisers and other future potential customers or visitors to the Company's web sites. An increase in the volume of traffic to the Company's web sites could adversely affect the capacity of the software or hardware deployed by the Company, which could lead to slower response time or even system failures. The Company is also dependent upon web browsers and Internet and online service providers for access to its services and consumers may experience difficulties due to system failures unrelated to the Company's systems. To the extent that the above-described capacity constraints are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

         SECURITY RISKS. Although the Company has engaged a third party, Digex, Inc. ("Digex") to host its initial web site, and intends to engage third parties to host all its web sites, the Internet infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems by its customers and other Internet users. These factors could lead to interruption, delays or cessation in service. In addition, unauthorized use of the Internet could also jeopardize the security of confidential information stored in computer systems of the Company's customers and other parties using the Internet, which could deter potential customers from accessing the Company's web sites and give rise to liability to users whose security or privacy has been infringed. A security breach could result in loss of customers, damage to the Company's reputation, damage to the Company's web sites, costs of repair and detection, and other expenses. The occurrence of any of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

         COMPETITION. The market for Internet services and products is highly competitive and competition is expected to continue to increase significantly in the future. In addition, the Company expects the market for web-based advertising to be intensely competitive. There are no significant barriers to developing web sites, and the Company expects competition to continue to grow. The Company competes with a significant number of web content providers, several of which offer competitive services and/or products, and address certain of the Company's target markets, including, among others, Women's Wire, Elle Magazine, Ford Models, Inc. and Pataxi Entertainment Network, Inc. (operator of supermodel.com). Many of these competitors have significantly greater financial, technical and marketing resources than the Company, and include companies that are larger and better capitalized than the Company. These competitors may also have expertise and established brand recognition in the Internet market. There can be no assurance that the Company's competitors will not develop Internet services and products that are superior to those currently offered or contemplated by the Company or that they will not achieve greater market acceptance than the Company's contemplated services and products. In addition, the Company competes with these competitors, online services and other web site operators, for the same sources of advertising and direct marketing revenue.

         The Company's web site competes with (and any future developed web sites will compete with) other forms of media, such as television, radio and print media, many of which provide services and products that are similar to those which the Company currently provides and also intends to provide through its web sites. Although traditional media outlets do not offer many of the interactive features available through the Internet (such as online chat rooms and E-mail), there are numerous publications, as well as television and radio programs, which provide editorial content similar to that which the Company provides on its web site, as well as articles and features on fashion, beauty, health and celebrities. The Company also will compete with these traditional media outlets for advertising revenue and direct marketing revenue.

         Although the Company believes that there exists a large share of advertising dollars available to the Company and other web site operators, as well as several other commercial opportunities for the generation of revenues through the Company's contemplated web sites, competition among current and future web sites, as well as competition with other forms of media for advertising placements, could result in significant price competition and reductions in advertising revenues. There can be no assurance that the Company will ever be able to compete successfully with potential competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

         PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY. The Company regards its technology and content created for its web sites as proprietary and will attempt to protect such proprietary rights through, among other means, trademark and copyright registration, trade secret protection and confidentiality and non-disclosure agreements with its employees and independent contractors. The Company intends to pursue registration of certain trademarks and copyrights in the United States and in any foreign countries in which such trademarks and copyrights are used. Effective trademark, copyright and trade secret protection may afford the Company only limited protection in the United States and may not be available in every country in which the Company's web sites, and services and products included thereon, are distributed or made available. Despite the Company's efforts to protect such proprietary rights, the rapid pace of technological innovation on the Internet makes it possible for third parties to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's technology and intellectual property will be difficult. There can be no assurance that the precautions taken by the Company will prevent misappropriation or infringement of its technology or intellectual property. In addition, notwithstanding the Company's best efforts to obtain confidentiality agreements from all employees and independent contractors providing services in connection with the development and design of the Company's web sites, no assurance can be given that others will not gain access to the Company's trade secrets, that such agreements will be honored by employees and independent contractors, or enforced by the courts, or that the Company will be able to effectively protect its rights to its proprietary technology and intellectual property.

         The Company believes that its trademarks, copyrights and other intellectual property rights will not infringe the trademarks of others. There can be no assurance that the Company will succeed in obtaining registrations of its trademarks, or that others, who may have significantly greater resources than the Company, will not challenge the Company's use of its trademarks and other intellectual property, or seek to market their own services or products using similar trademarks or other intellectual property. In the event that the Company seeks to enforce its rights with respect to any intellectual property rights, or a third party seeks to enforce its rights against the Company with respect to any intellectual property right, litigation may be required, which would result in substantial costs and diversion of the Company's resources and could have a material adverse effect on the Company's business, results of operations and financial condition.

         GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. The Company's proposed business is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, indecent or patently offensive communications on the Internet (although certain provisions of that law have recently been held to be unconstitutional). The manner in which this law, or any similar law which may be adopted in the future, will be interpreted and enforced and its effects on the Company's proposed operations cannot yet be fully determined. The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business. Furthermore, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain. Any such new legislation or regulation could have an adverse effect on the Company's business, results of operations and financial condition.

         LIABILITY FOR INFORMATION DOWNLOADED FROM INTERNET; INSURANCE.
Because materials may be downloaded from the Company's web sites and subsequently distributed to others, there is the possibility that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the material on the Company's web sites. These types of claims have been brought and sometimes successfully argued, against online services. In addition, the Company could be exposed to liability with respect to products that may be accessible through the Company's web sites. For example, product liability claims could be made with respect to products purchased through the Company's web sites which cause injury, or claims could be made if material alleged to be inappropriate for viewing by children may be accessed through the Company's web sites. Although the Company carries general liability insurance which it believes to be sufficient for its proposed business and consistent with standard industry practices, the insurance may not cover potential claims of these types and may not be adequate to indemnify the Company from all liability that may be imposed. Additionally, the Company has been named as an additional insured on the liability policies carried by Digex, the web host of the Fashionhouse web site, and will request to be included as an additional insured on the liability policies of any additional web hosts that it engages to host the Company's web sites. No assurance can be given that any of these web hosts will agree to name the Company as an additional insured or that if so named that any such policies will adequately protect the Company against potential claims. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

         RELIANCE ON KEY PERSONNEL. The success of the Company will be largely dependent on the efforts of Peter Klamka, its Chairman, President and Chief Executive Officer, and his ability to forge new relationships with celebrity models and to maintain such relationships, as well as to oversee the development and maintenance of the Company's web sites and other services and products. The Company's success will also be highly dependent on Mr. Klamka's ability, as well as the ability of others employed by the Company, to obtain advertising placements consistent with the demographic characteristics of the users of the Company's web sites. The Company has not entered into an employment agreement with Mr. Klamka and Mr. Klamka has not entered into any agreement restricting his involvement in a business which competes with the Company. As a result, Mr. Klamka is an employee-at-will and has the right to leave the Company at any time. Mr. Klamka has informed the Company that he intends to devote a substantial portion of his working time to the business of the Company, and that he also intends to devote a portion of his time to other business interests that do not compete with the Company's business. In addition, Mr. Klamka is not restricted from entering into a competing business after the term of his employment with the Company; provided, however, that he would not be permitted to use proprietary information and trade secrets belonging to the Company. The loss of his services would have a material adverse effect on the Company's business and prospects. The success of the Company will also be dependent upon its ability to hire and retain qualified writers, editors and technical personnel, as well as qualified marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to hire or retain additional qualified personnel.

         LACK OF COMMERCIAL INTERNET EXPERIENCE; UNCERTAIN ABILITY TO MANAGE GROWTH. The Company's current management has only limited experience in managing the commercial operation of web sites on the Internet. Since the industry is relatively new, the availability of qualified personnel also may be limited. In order to manage the possible rapid growth of its operations, the Company will be required to implement and improve its operational and financial systems, procedures and controls and to train, manage and control its growing employee base. This growth could place a significant strain on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage expansion, including, without limitation, the development, planning, timing and execution of the introduction of new services and products, the design and development of new and entertaining web sites, and the development and implementation of advertising and marketing strategies. In addition, the Company's ability to manage any growth effectively will require it to continue to improve its operational and financial control systems and infrastructure, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

         CONTROL BY MANAGEMENT. Peter Klamka, Chairman, President and Chief Executive Officer of the Company, beneficially owns greater than 50% of the Company's outstanding capital stock. Accordingly, Mr. Klamka is in a position to control the Company, elect all of the Company's directors, increase the authorized capital, dissolve, merge, or sell the assets of the Company and generally direct the affairs of the Company.

         BULLETIN BOARD; NO ASSURANCE OF PUBLIC MARKET. Prior to the Company's initial public offering, there was no public trading market for the Common Stock. The Company's shares of Common Stock are presently traded in the over-the-counter market. The Company's Common Stock is quoted on the "Electronic Bulletin Board", an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq SmallCap Market or Nasdaq National Market. Although the Bulletin Board has recently begun to receive greater recognition from the brokerage community, the trading volume of securities quoted on the Bulletin Board is normally significantly less than that of securities traded in the Nasdaq SmallCap and Nasdaq National Markets. Trading volume in the Pink Sheets also is significantly less than on the Bulletin Board. As a result, purchasers of the Company's shares of Common Stock may have more difficulty selling or obtaining quotations of the price of the Company's securities than they would have if they were listed on Nasdaq or a national securities exchange, particularly if the shares are traded in the Pink Sheets. Unless and until the Company's Common Stock is listed on the Nasdaq or a national securities exchange (of which no assurance can be given), the liquidity of the Company's Common Stock may be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in securities analysts and the news media's coverage of the Company, if any, and lower prices for the Company's shares of Common Stock than might otherwise be obtained. No broker-dealer presently makes a market in the Common Stock. Making a market in securities involves maintaining bid and ask quotations and being able, as principal to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within the control of the Company. There can be no assurance that a regular trading market for the Common Stock will develop or that, if developed, it will be sustained.

         POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price for the Company's securities may be highly volatile as has been the case with the securities of other companies in emerging businesses. Factors such as the Company's financial results and introduction of new products and services by the Company or its competitors, and various factors affecting the Internet industry generally, may have a significant impact on the market price of the Company's securities. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the securities of many companies, particularly of small and emerging growth companies, the common stock of which trade in the over-the-counter market, have experienced wide price fluctuations which have not necessarily been related to the operating performance of these companies.

         DIVIDEND POLICY. The Company has not paid any dividends to its stockholders to date. The Company intends to retain earnings, if any, to finance the operation and expansion of its business and, therefore, does not expect to pay cash dividends in the foreseeable future.

         SHARES ELIGIBLE FOR FUTURE SALE. The Company has 3,378,262 shares of Common Stock outstanding. Of these shares of Common Stock, the 128,900 shares sold in the Company's initial public offering are freely transferable without restriction or limitation under the Securities Act, except for any shares purchased or owned by affiliates of the Company, as such term is defined in Rule 144 promulgated under the Securities Act. The remaining 3,041,680 shares constitute "restricted securities" within the meaning of Rule 144 and may be sold without registration pursuant to such rule, at various times commencing on June 1, 1998. To date, none of such restricted securities have been sold. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

         AUTHORIZATION OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

         RISK OF LOW-PRICED STOCK. If the market price of the Company's Common Stock decreases to less than $5.00 per share, trading would become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). These rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current bid and offer quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The additional burdens imposed on broker-dealers by these requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability of the holders of Common Stock to sell their shares in the secondary market. These requirements also may reduce the likelihood that a bank or financial institution will accept the Company's Common Stock as collateral.

EMPLOYEES

         The Company presently employs two individuals, Peter Klamka, its Chairman, President and Chief Executive Officer and one additional person. None of the Company's employees are represented by a labor union.

FACILITIES

         The Company currently maintains its executive offices, consisting of 1,000 square feet of space, at 2750 South State Street, Ann Arbor, Michigan, pursuant to a one year lease at a monthly rental of $1,500. The telephone number is (734) 327-0579.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company does not own any real property.

ITEM 3.           LEGAL PROCEEDINGS.

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web Site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking the amount of $153,000, plus interest, allegedly owed to her, to have the Company not use her name, picture and likeness, and to have all images of Ms. Banks, in any form, returned to her. She also is seeking damages for injury to her public reputation, lost royalties and the cost of attorney's fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. The Company is seeking the amount of $100,000, plus additional damages, relating to the advance payment made by the Company to Bankable, Inc. A preliminary administrative conference was held on January 19, 1999, and a hearing is scheduled for April 23, 1999. Both parties have also expressed an interest in resolving this matter through mediation. Mediation would run concurrently with the arbitration process, prior to the arbitration hearing. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         (a)      Market information.

         A limited public market for the Company's Common Stock commenced on March 29, 1999 on the NASDAQ Bulletin Board under the symbol PTNN. On April 7, 1999, the sole market maker for the Company's Common Stock ceased making a market in the Common Stock. The Company anticipates that such market maker will recommence making a market in the Common Stock in the near future.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.


     Quarter Ended                    High                         Low
-------------------------      -----------------           --------------------

March 31, 1999*                      $7.00                        $4.00

-----------------------------
*  The Company's Common Stock commenced trading on March 29, 1999.

         As of March 31, 1999, there were approximately 70 record holders of the Company's Common Stock.

         The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

MANAGEMENT'S PLAN OF OPERATIONS:

         PTN Media, Inc. (the "Company"), is an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company provides this content on its interactive web sites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These web sites, utilizing celebrity models as hosts, will provide an avenue for users to share general tips and advice relating to the subjects covered.

         The Company, since its inception, has incurred net losses of $2,590,347 and at December 31, 1998 current liabilities exceeded current assets by $982,375. The Company may be unable to continue in existence unless it is able to arrange additional financing to supplement its recently completed initial public offering.

Overview:

         Although the Company entered into an agreement with a company controlled by fashion model Niki Taylor in June 1997 for Ms. Taylor to host "Fashion House with Niki Taylor", on the Company's initial web site, this web site was not launched until recently. The Company was not able to launch the web site sooner, due to the period of time required to raise the funds necessary to develop the site and commence operations, the approximate cost of which was $250,000, not including the advance of $150,000 paid to Ms. Taylor's company.

         The Company's initial web site currently offers four content areas, including fashion tips from Ms. Taylor, the latest style and trends in the fashion industry, travel information, photographs of Ms. Taylor and video and audio clips and information. For the next twelve months the Company will expand its content offerings on the Fashionhouse web site by updating editorial coverage of beauty, fashion, style and models, as well as the introduction of new video and audio items. The Company also will continue to add more advertising and other sources of revenue to its site. The Company's license agreement with Niki Taylor's company expired on September 30, 1998 and was renewed for a twelve-month term. The agreement contains an automatic renewal provision for an additional twelve month term, unless terminated by Ms. Taylor's company or the Company.

         Additionally, the Company has advanced $134,000 to a company controlled by fashion model Tyra Banks pursuant to certain agreements between the Company and Ms. Banks' company and has also incurred expenses of approximately $10,000 to date, in connection with the development of the intended web site to have been hosted by Ms. Banks and in connection with the development of calendars featuring her. In June 1998, Ms. Banks declared the Company in breach of these agreements based on the Company's alleged failure to pay the full amount of all advances and reimbursable expenses allegedly owed pursuant to such agreements. The agreement relating to the creation and sale of calendars has been terminated.

         Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. On December 8, 1998, attorneys for Ms. Banks made a demand for arbitration against the Company alleging that the Company failed to make timely payments of monies due under the two executed agreements, and refused to return certain materials to Ms. Banks. Ms. Banks is seeking payment of $153,000 (which amount is recorded as a liability on the financial statements) plus interest, as well as damages for injury to her public reputation. On January 15, 1999, the Company filed an answer and counterclaim to Ms. Banks' demand for arbitration. The Company is seeking the return of $100,000, plus interest, which was paid to Ms. Banks. A preliminary administrative conference was held on January 19, 1999, and a hearing is scheduled for April 23, 1999. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. However, there can be no assurance that the Company will be successful in this arbitration and an unfavorable result could have a material adverse effect on the Company.

         The Company has entered into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") which would grant the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. The Company has the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. The Company would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year (which amount was paid as of February 23, 1999) of the Schiffer License Agreement, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

         The Schiffer License Agreement also grants to Ms.Schiffer, 269,682 shares of common stock (the "Shares"), with the right to maintain the ratio of her common stock ownership to that of the Company's President. The Company agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, the Company has been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

         The Company has also entered into a Licensed Calendar Agreement with Ms. Schiffer ("Calendar Agreement"). The Calendar Agreement grants the Company the right to use the name, likeness, and endorsement of Ms. Schiffer in the advertisement, promotion and sale of a 16-month 1999 calendar with photographs of her, in downloadable electronic format and CD-Rom ("Licensed Calendar"). Ms. Schiffer will provide photographic images and voice recording for the Licensed Calendar. The Company agreed to pay Ms. Schiffer an advance royalty in the aggregate amount of $75,000 which was paid in 1998. The Company agreed to pay to Ms. Schiffer royalties of a percentage of sales ranging from 20% of Net Sales for 0-20,000 units, to 60% of Net Sales for 50,001 units and above. This advance payment will be credited against any earned royalty payment. The Calendar Agreement terminates December 31, 1999.

         The Company also plans to launch "www.fragrancedirect.com," its online fragrance sales effort, within the next 12 months. On this web site the Company will sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on web sites such as "Amazon.com." The site will be promoted through hyper-links from the Company's affiliated web sites. The Company also intends to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising. The Company anticipates that while its prices will be lower than the manufacturer's suggested retail prices, the prices will not necessarily be lower than all retail outlets. The web site is currently being tested. The web site was built and will be maintained by an outside contractor whom the Company agreed to pay a $3,000 one-time fee, $299 per month maintenance and 5% of gross sales from the site with a $50,000 per year cap. The outside contractor will process credit card orders.

         The Company intends to obtain product liability insurance in such amounts as it may deem appropriate to insure against any possible product liability exposure resulting from the sale of fragrances on the web site.

         There can be no assurance that the Company will generate substantial revenues from the web site. In addition, the Company is aware of at least two similar web sites attempting to compete for the on-line fragrance business.

Cash Requirements:

         On September 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement concerning an Initial Public Offering of 400,000 shares of common stock, which the Company hoped would generate net proceeds of approximately $1,600,000. As of December 31, 1998, the Company had completed the sale of 66,900 shares of common stock, realizing net proceeds of $238,103. The Company extended the expiration date of the Initial Public Offering to January 31, 1999, and in February, closed on the sale of an additional 62,000 shares of common stock, which generated net proceeds of $223,393. The net proceeds from this offering, along with bridge loans received in 1997, have been used to satisfy the Company's obligations under the License Agreements entered into with the fashion models.

         Since the Company raised less than the estimated maximum amount of net proceeds available pursuant to the Initial Public Offering, the Company has insufficient funds available for operations and would be required to seek additional financing sooner than anticipated or curtail certain of its planned activities. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

         In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company had raised gross proceeds in the IPO of at least $1,500,000, the entire outstanding amount and accrued interest would have been repaid from the proceeds from the IPO. As of December 31, 1998, borrowings outstanding under this line aggregated $542,500.


ITEM 7.           FINANCIAL STATEMENTS.

         The financial statements of PTN Media, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

PART III.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS.

         (a) Directors and executive officers of the Company (as of the date of this Report):

         The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.


          Name                Age                          Position
-------------------------    ------------      --------------------------------

Peter Klamka                  30               Chairman, President, Chief
                                               Executive Officer and Secretary

         Peter Klamka has been Chairman, President, Chief Executive Officer and Secretary of the Company since the inception of the Company's predecessor in May 1997. From 1990 to 1991, Mr. Klamka was employed as an analyst with Credit Lyonnais. From 1991 to 1993, he was employed by DMA Holdings, a private investment concern that invested in and acquired automotive parts suppliers. His duties included the evaluation of acquisition candidates. From 1993 to 1994, Mr. Klamka was the owner and sole stockholder of General Display, a company that manufactured scoreboards and timing equipment for sports facilities. He sold this company in 1994. In 1994, Mr. Klamka founded Wilshire Fragrance, a company that developed and marketed men's fragrance products. Mr. Klamka was the chief executive officer of Wilshire Fragrance from 1994 through 1996. In connection with his fragrance business, in 1996, Mr. Klamka developed what he believes to have been one of the first authorized celebrity web sites, featuring Anna Nicole Smith promoting fragrances for Wilshire Fragrance. Mr. Klamka continued working on this web site until early 1997. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

         None of the Company's officers or directors hold any directorships in any other public company.

         (b)      Other significant employees. None.

         (c)      Family relationships. None.

         (d)      Involvement in certain legal proceedings. None.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended December 31, 1998. No executive officer received annual compensation in excess of $100,000.


                                                            Other Annual     Restricted     Options/    LTIP     All Other
Name and                                                    ------------     ----------     --------    ----     ---------
Principal Position              Year   Salary($)  Bonus($)  Compensation    Stock Awards      SARs    Payouts   Compensation
------------------              ----   ---------  --------  ------------    ------------      ----    -------   ------------
Peter Klamka, Chairman,
   President and CEO(1).......   1998  $50,000        0           0               0             0         0           0
                                 1997       $0        0           0       16,666 Shares         0         0           0
                                                                                 of Common
                                                                                 Stock

-----------------------
(1) Mr. Klamka is entitled to receive an annual base salary of $100,000 from the Company. Mr. Klamka was employed by the Company, during 1997, from its inception on May 27, 1997 to December 31, 1997. In March 1998, the Company issued to Mr. Klamka 16,666 shares of Common Stock at a value of $3.00 per share in respect of the payment of his annual salary for 1997. Mr. Klamka has waived any additional salary payable to him for services provided during the year ended December 31, 1997, and has stated to the Company that he expects to waive any further salary payable to him for the foreseeable future, although no assurance thereof can be given.


Employment and Consulting Agreements

         The Company has no employment or other written agreement with Peter Klamka, its Chairman, President and Chief Executive Officer. Mr. Klamka has an oral agreement with the Company to receive a base salary of $100,000 per year and such other compensation as the Board of Directors shall designate. Except for the issuance of 16,666 shares of Common Stock to Mr. Klamka as compensation for services provided in 1997, Mr. Klamka has waived this base salary through the date hereof, and the Company believes he will waive the base salary for the foreseeable future, although no assurance thereof can be given.

         Mr. Klamka is involved in other business ventures, including the ownership of over 500,000 shares of American Sports History Inc. (approximately 5.5% of its outstanding capital stock), a Nasdaq Bulletin Board company, but he intends to devote substantially all his business time and effort on behalf of the Company for the foreseeable future. Mr. Klamka has orally committed that, for so long as the Company shall be in existence, he shall conduct no business relating to models or fashion personalities other than through the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth, as of the date of this Report, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:


 NAME AND ADDRESS OF            NUMBER OF SHARES
BENEFICIAL OWNER (1)           BENEFICIALLY OWNED       PERCENT OF CLASS
-------------------------------------------------------------------------------

Peter Klamka (2)
   61.41%                          2,113,674                  62.6%
Chris H. Giordano (3)                540,340                  16.0%

Michael Giordano (4)                 300,000                   8.9%

All executive officers and         2,113,674                  62.6%
directors as a group (one
person)

-----------------------

(1) Includes the conversion of certain outstanding indebtedness of the Company, in March 1998, into 54,166 shares of the Company's Common Stock. Excludes the shares underlying certain warrants issued by the Company.

(2)      Mr. Klamka's address is the same as that of the Company.

(3) Chris Giordano's address is 4 Dogwood Court, West Patterson, NJ 07424. Chris Giordano is Michael Giordano's brother, but disclaims any beneficial ownership of shares owned by Michael Giordano.

(4) Michael Giordano's address is 7591 N.W. 29th Street, Margate, Florida 33063. Michael Giordano is Chris Giordano's brother, but disclaims any beneficial ownership of shares owned by Chris Giordano.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1997, Peter Klamka purchased 2,117,008 shares of Common Stock of the Company's predecessor for an aggregate purchase price, paid by delivery of a promissory note, of $2,117.01. In June 1997 Chris Giordano purchased 540,340 shares of Common Stock of the Company's predecessor for an aggregate purchase price, paid by delivery of a promissory note, of $540.34. In June 1997 Michael Giordano purchased 300,000 shares of Common Stock of the Company's predecessor for an aggregate purchase price, paid by delivery of a promissory note, of $300.00. All three promissory notes have been paid to the Company in full. Messrs. Klamka, Chris Giordano and Michael Giordano are each deemed to be founders and promoters of the Company.

         Jean Renard, the former manager for Niki Taylor, owns 10,000 shares of Common Stock.

         In April 1998, Peter Klamka, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available (the "Klamka Credit Line"). In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000, and in November and December 1998, further increases to $1,000,000 were authorized. As of November 23, 1998 and at all times until February 5, 1999, borrowings outstanding under the Klamka Credit Line aggregated $542,500. Monies loaned were used to make certain payments to Niki Taylor's company, to provide a payment required under the Company's Calendar Agreement with Claudia Schiffer, and for working capital.

         Loans drawn on the Klamka Credit Line bear interest at a rate of nine (9%) percent per annum from the date they are made to the Company and are payable by May 2001.

         Additional amounts of approximately $200,000 received by the Company in October and November 1998, which were previously erroneously characterized as loans made by the Company's President, were, in fact, proceeds received by the Company from investors in prior closings of this Offering. See Prior Closings of Offering below. This correction in the characterization of the proceeds provided to the Company accounts for the reduction in the outstanding amount of the Klamka Credit Line in this Supplement to the Prospectus.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


    Exhibit
     Number                                                   Description
------------------------------------------------------------------------------------------------------------------------------------

1.1*             Form of Placement Agent Agreement
2.1*             Plan of Merger between PTN Media, Inc. and Interactive Entertainment Studio,
                 Inc., dated as of February 25, 1998.
3.1*             Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998.
3.2*             By-Laws of PTN Media, Inc.
4.1*             Specimen Common Stock Certificate
4.2*             Specimen 1997 Warrant Certificate
4.3*             Specimen 1998 Warrant Certificate
10.1*            Web Site License Agreement between Niki, Inc. and Interactive Entertainment
                 Studio, Inc. dated as of June 1, 1997
10.2*            Website License Agreement between Ty Girl, Inc. and Interactive Entertainment
                 Studio, Inc. dated as of January 1, 1998
10.3*            License Agreement between Ty Girl, Inc. and Interactive Entertainment Studio,
                 Inc. dated as of January 1, 1998
10.4*            Lease Agreement dated as of February 27, 1998, between First Miller Limited
                 Partnership and PTN Media, Inc.
10.5*            Website Design Services Agreement between zoecom, Inc. and Interactive
                 Entertainment Studio, Inc. dated as of December 20, 1996
10.6*            Letter of Intent between Cdnow, Inc. and Interactive Entertainment Studio, Inc.
                 dated as of September 8, 1997
10.7*            Agreement for Fashion House Flowers & Gifts Service between PC Flowers and
                 Gifts, Inc. and Interactive Entertainment Studio, Inc. dated as of September 9,
                 1997
10.8*            Standard Publicists Guild Agency - Client Agreement between The Angellotti
                 Company and PTN Media, Inc. dated as of April 15, 1998
10.9*            PTN Media, Inc. 1998 Stock Option Plan
10.10*           Form of Subscription Agreement for  Shares the Company's initial public offering

10.11*           Revolving Promissory Note issued by PTN Media, Inc. to Peter Klamka dated
                 April 1, 1998, in the maximum principal sum of $500,000
10.12*           Form of Escrow Agreement between University Bank and PTN Media, Inc.
11.1**           Computation of per share earnings
23.1*            Consent of Lazar Levine & Felix LLP
27.1**           Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (File #333-51933).
**    Filed herewith.

REPORTS ON FORM 8-K:  NONE

                                   SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PTN MEDIA, INC.

                                /s/ Peter Klamka
                               ---------------------------------------------
                                  Peter Klamka
                               Chairman, President, Secretary and Chief
                               Executive Officer

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                     Date


/s/ Peter Klamka                                      April 15, 1999
----------------------------------------------
Name:     Peter Klamka
Title:    Chairman, President, Secretary
          and Chief Executive Officer
          (Principal Executive Officer and
          Principal Financial and Accounting
          Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page(s)
Independent Auditors' Report                                                                                        F - 2

Financial Statements:

         Balance Sheets as of December 31, 1998 and 1997                                                            F - 3

         Statements of Operations for the Cumulative Period During the Development Stage from
         May 27, 1997 (Inception) to December 31, 1998; the Year Ended December 31, 1998 and
         the Period from May 27, 1997 (Inception) to December 31, 1997                                              F - 4

         Statement of Changes in Shareholders' Deficit for the Period from May 27,
         1997 (Inception) to December 31, 1998                                                                      F - 5

         Statements of Cash Flows for the Cumulative Period During the
         Development Stage from May 27, 1997 (Inception) to December 31, 1998;
         the Year Ended December 31, 1998 and
         the Period from May 27, 1997 (Inception) to December 31, 1997                                              F - 6

Notes to Financial Statements                                                                                       F - 7


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
PTN Media, Inc.

We have audited the accompanying balance sheets of PTN Media, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1998 and the period from May 27, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTN Media, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from May 27, 1997 (inception), to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage, has incurred net losses since its inception and has experienced severe liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        LAZAR LEVINE & FELIX LLP

New York, New York
April 8, 1999

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                                 December 31,        December 31,
                                                                                                    1998                1997
                                                                                                 ------------        ------------
CURRENT ASSETS:
      Cash                                                                                       $        702        $     20,134
      Accounts receivable                                                                               4,488                -
      Due from shareholders                                                                              -                  2,957
                                                                                                  -----------          ----------

TOTAL CURRENT ASSETS                                                                                    5,190              23,091

FIXED ASSETS - NET (Notes 2b and 3)                                                                     3,626               1,984

OTHER ASSETS:
      Security deposits                                                                                   690                -
                                                                                                  -----------          ----------

                                                                                                  $     9,506          $   25,075
                                                                                                  ===========          ==========


               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
      Accounts payable and accrued expenses (Note 4)                                                $ 106,671         $    58,885
      Interest payable to related parties (Notes 5and 6)                                               27,144               2,250
      License fees payable (Notes 2g and 4)                                                           255,000             100,000
      Short-term loans payable (Note 5)                                                                56,250             121,250
      Loans payable - officer (Note 6)                                                                542,500             -
                                                                                                  -----------          ----------

TOTAL CURRENT LIABILITIES                                                                             987,565             282,385
                                                                                                  -----------          ----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 7 and 8):
    Preferred stock, par value $.01; 1,000,000 shares authorized
        none issued or outstanding                                                                      -                 -
    Common stock, par value $.001; 10,000,000 shares authorized,
        3,378,262 and 2,967,348 shares issued and outstanding for
        1998 and 1997, respectively                                                                     3,378               2,967
    Additional paid-in capital                                                                      1,608,910                 990
    Deficit accumulated during the development stage                                               (2,590,347)           (261,267)
                                                                                                  -----------          ----------
                                                                                                     (978,059)           (257,310)

                                                                                                 $      9,506          $   25,075
                                                                                                 ==============        ==========



                             See accompanying notes.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                            Cumulative
                                                            During the
                                                            Development                                         For the Period
                                                               Stage                   For the Year              May 27, 1997
                                                          (May 27, 1997 to               Ended                   (Inception) To
                                                          December 31, 1998)        December 31, 1998          December 31, 1997
                                                          ------------------        -----------------          -----------------
REVENUES (Note 2c)                                            $      4,488          $        4,488             $        -
                                                               -----------            ------------                  ----------

EXPENSES:
    Cost of revenue (Note 2g)                                    1,728,728               1,578,728                     150,000
    Product development                                            482,088                 452,458                      29,630
    General and administrative                                     354,664                 275,277                      79,387
                                                               -----------            ------------                  ----------
                                                                 2,565,480               2,306,463                     259,017
                                                               -----------            ------------                  ----------

LOSS FROM OPERATIONS                                            (2,560,992)             (2,301,975)                   (259,017)
                                                               -----------            ------------                  ----------

OTHER INCOME (EXPENSE):
    Interest expense                                               (29,394)                (27,144)                     (2,250)
    Interest income                                                     39                      39                        -
                                                               -----------            ------------                  ----------
                                                                   (29,355)                (27,105)                     (2,250)
                                                               -----------            ------------                  ----------

NET LOSS (Note 9)                                              $(2,590,347)            $(2,329,080)                  $(261,267)
                                                               ===========             ===========                   =========


BASIC LOSS PER COMMON SHARE (Note 2e)                                $(.84)                  $(.75)                      $(.09)
                                                                     =====                   =====                       =====


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 2e)                                 3,077,110               3,097,777                   3,041,680
                                                                 =========               =========                   =========




                             See accompanying notes.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                Deficit
                                                                                              Accumulated
                                                                                 Additional   During the         Total
                                                         Common Stock              Paid-in    Development    Shareholders'
                                                     Shares         Amount         Capital       Stage         Deficit
                                                     ------         ------       ----------   -----------    -------------

Shares issued at inception for promissory notes     2,957,348   $     2,957   $         -   $         -    $     2,957

Shares issued in payment of legal fees                 10,000            10           990             -          1,000

Net loss for the period from inception May 27,
    1997 to December 31, 1997                               -             -             -      (261,267)      (261,267)
                                                  -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1997                        2,967,348         2,967           990      (261,267)      (257,310)

Conversion of notes payable                            54,166            54       162,446             -        162,500

Compensatory shares                                    16,666            17        49,983             -         50,000

Shares issued in payment of legal fees                  3,500             4        12,996             -         13,000

Shares issued in connection with license
    agreement                                         269,682           269     1,078,459             -      1,078,728

Shares issued in connection with initial
    public offering                                    66,900            67       238,036             -        238,103

Waiver of compensation payable                              -             -        66,000             -         66,000

Net loss for year ended December 31, 1998                   -             -             -    (2,329,080)    (2,329,080)
                                                  -----------   -----------   -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1998                        3,378,262   $     3,378   $ 1,608,910   $(2,590,347)   $  (978,059)
                                                  ===========   ===========   ===========   ===========    ===========


                             See accompanying notes.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                 Cumulative
                                                                 During the
                                                                 Development                                    For the Period
                                                                    Stage                 For the Year           May 27, 1997
                                                              (May 27, 1997 To               Ended               (Inception) To
                                                               December 31, 1998)       December 31, 1998       December 31, 1997
                                                              ------------------        -----------------       -----------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(2,590,347)            $(2,329,080)            $(261,267)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation of fixed assets                                       880                     670                   210
        Shares issued for legal fees                                    14,000                  13,000                 1,000
        Waiver of compensation payable                                  66,000                  66,000                  -
        Issuance of shares for license fees                          1,078,728               1,078,728                  -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                   (4,488)                 (4,488)                 -
      Increase in accrued expenses                                     183,815                 122,680                61,135
      Increase in license fees payable                                 255,000                 155,000               100,000
                                                                   -----------             -----------             ---------
      Net cash (used) in operating activities                         (996,412)               (897,490)              (98,922)
                                                                   -----------             -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                            (4,506)                 (2,312)               (2,194)
    Security deposits paid                                                (690)                   (690)                 -
                                                                   -----------             -----------             ---------
      Net cash (used) by investing activities                           (5,196)                 (3,002)               (2,194)
                                                                   -----------             -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans received from officer                                        542,500                 542,500                  -
    Proceeds from short-term loans                                     218,750                  97,500               121,250
    Payment from shareholders                                            2,957                   2,957                  -
    Net proceeds from initial public offering                          238,103                 238,103                  -
                                                                   -----------             -----------             ---------
      Net cash provided by financing activities                      1,002,310                 881,060               121,250
                                                                   -----------             -----------             ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              702                 (19,432)               20,134

    Cash and cash equivalents, at beginning of period                  -                        20,134                  -
                                                                   -----------             -----------             ---------

CASH AND CASH EQUIVALENTS, AT END OF
    PERIOD                                                         $       702             $       702             $  20,134
                                                                   ===========             ===========             =========
                                                                   -----------             -----------             ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
(a)   Interest paid                                                $    -                  $      -                $    -
      Taxes paid                                                        -                         -                     -

(b) In May 1997, the Company issued (i) 2,957,348 shares of common stock in exchange for notes receivable of $2,957 and (ii) 10,000 shares of common stock in lieu of payment for legal fees aggregating $1,000.

(c) During 1998, holders of notes aggregating $162,500 converted such notes into 54,166 shares of common stock at a value of $3.00 per share.

(d) During 1998, the Company issued (i) 16,666 shares of common stock in lieu of payment of $50,000 of compensation accrued as of December 31, 1997 and
      (ii) 3,500 shares of common stock in payment of legal fees aggregating $13,000.

                             See accompanying notes.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

                 The Company is an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company provides this content on its interactive web sites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These web sites, utilizing celebrity models as hosts, will provide an avenue for users to share general tips and advice relating to the subjects covered.

                 The Company, since its inception, has incurred net losses of $2,590,347 and at December 31, 1998 current liabilities exceeded current assets by $982,375. The Company has relied on certain bridge financing (see Note 5) to fund its activities and recently (in 1999) completed the sale of common stock through an initial public offering (see Note 7) to provide working capital for its continuing development stage activities and eventual commencement of full operations. The Company sold an aggregate of 128,900 shares of common stock in the offering instead of 400,000 shares as originally contemplated. As such, net proceeds from the offering aggregated $461,496 instead of approximately $1,600,000. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

        (a)      Use of Estimates:

                 In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (b)      Fixed Assets:

                 Fixed assets are recorded at cost. Depreciation of fixed assets is provided on a straight-line basis as follows:

                          Computer equipment                    3 years
                          Furniture and fixtures                5 years

                 Maintenance and repairs are expensed as incurred. Depreciation expense for the periods ended December 31, 1998 and 1997 aggregated $670 and $210, respectively.

        (c)      Revenue Recognition:

                 The Company generates revenues from the sale of advertising banners on its web sites which appear on a user's computer screen when accessing different areas of the Company's web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web sites. Minimal revenues were generated through December 31, 1998.

        (d)      Income Taxes:

                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to net operating loss and tax credit carry forwards, measured by enacted tax rates for years in which taxes are expected to be paid or recovered.

                 Deferred taxes are provided for temporary differences between financial and tax accounting, principally for differences in the basis of fixed assets and other nondeductible expenses, as well as for net operating loss carry forwards. See also Note 9.

        (e)      Earnings (Loss) Per Share:

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

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (f)      Statements of Cash Flows:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

        (g)      Royalties/License Fees:

                 Royalties/license fees paid under the terms of license agreements entered into are charged to expense in accordance with the terms of the agreements. Any guaranteed minimum payments will be amortized over the period of the license agreement.

                 During its development stage, the Company has expensed the guaranteed minimum royalties upon execution of the license agreements since there is no assurance that the Company will be able to derive any revenues during the initial term of the agreement. See also Note 4.

        (h)      Stock-Based Compensation:

                 SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock options granted. The Company applies APB Opinion 25, the intrinsic value method, in accounting for options granted under its stock option plan (see Note 8).

        (i)      Comprehensive Income:

                 SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of comprehensive income, a statement of comprehensive income is not yet required.

NOTE   3   -     FIXED ASSETS:

                 Fixed assets consist of the following:

                                                                      1998             1997
                                                                    -------          ------
                          Computer equipment                         $2,194           $2,194
                          Furniture and fixtures                      2,312              -
                                                                     ------           ------
                                                                      4,506            2,194
                          Less: accumulated depreciation                880              210
                                                                     ------           ------
                                                                     $3,626           $1,984
                                                                     ======           ======

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE   4   -     LICENSE FEES PAYABLE:

                 On June 1, 1997, the Company entered into a License Agreement (the "Agreement") with Niki, Inc. ("Niki"). This agreement provides for, among other things, the right to use Ms. Niki Taylor's name and likeness in connection with the Company's "Fashion House with Niki Taylor" web site. In consideration for such rights, the Company will pay royalties of 15% of any gross revenues received in connection with this web site (except for sponsors introduced by Niki whereby the royalties will be calculated at 50%) and 35% of net revenues from product sales. This agreement expired on September 30, 1998, and was automatically extended for an additional 12-month period. It will be automatically extended for a further 12-month period unless terminated by either party at the end of the then current term.

                 The Company has guaranteed the payment of minimum royalties to Niki, Inc., in the amount of $150,000. $50,000 of this amount was paid at the time of execution of the agreement (in 1997) and the balance of $100,000 was paid in 1998.

                 In January 1998, the Company entered into a License Agreement (the "Agreement") with an entity controlled by model Tyra Banks pursuant to which Ms. Banks would host the Company's next web site under terms similar to that negotiated with Ms. Taylor. This agreement expired on March 31, 1999, and may be automatically extended for up to two additional 12-month periods, unless terminated by either party prior to such extension. The Company has guaranteed the payment of minimum royalties in the amount of $100,000. $50,000 of this amount was paid at the time of execution of this agreement and the balance upon the consummation of the Company's proposed IPO. As of December 31, 1998, the Company had not paid the remaining balance of $50,000.

                 Also in January 1998, the Company entered into a separate agreement with this entity for the rights to utilize the name and likeness of Ms. Banks in connection with the "Tyra Banks Calendar." These rights are applicable to the calendar for the 16-month period ending December 31, 1999. The Company has agreed to pay this entity up to $87,000 for production expenses incurred in connection with the creation of this calendar and has guaranteed minimum royalties in the amount of $100,000 of which only $50,000 was paid as of December 31, 1998.

                 As of December 31, 1998, the Company has paid $34,000 toward the production expenses of the Tyra Banks calendar. The remaining unpaid balance of $53,000 is included in accrued expenses.

                 See Note 10(e) concerning legal proceedings associated with the agreements entered into with Ms. Banks.

                 In October 1998, the Company entered into a License Agreement (the "Agreement") with model Claudia Schiffer under terms similar to those negotiated with Ms. Taylor and Ms. Banks. This agreement expires on the third anniversary of the launch of this web site, and may be extended only upon mutual agreement of the parties. The Company has guaranteed the payment of minimum royalties in the amounts of $300,000 for the first year of the agreement, $400,000 for the second year and $500,000 for the third. $150,000 of the royalties for the first year was payable at the time of execution of this agreement and the balance before December 23, 1998. The Company paid $145,000 in 1998 and issued a note for the remaining balance of $155,000, which amount was paid in February 1999. In connection with this agreement, the Company also issued an aggregate of 269,682 shares of common stock, valued at $4.00 per share, to Ms. Schiffer as additional compensation.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE   4   -     LICENSE FEES PAYABLE (Continued):

                 Also in October 1998, the Company entered into a separate agreement with Ms. Schiffer for the rights to utilize her name and likeness in connection with the "Claudia Schiffer Calendar." These rights are applicable to the calendar for the 16-month period ending December 31, 1999. The Company has guaranteed the payment of minimum royalties in the amount of $75,000 which amount was paid as of December 31, 1998.

                 A summary of the guaranteed minimum payments as of December 31, 1998, is as follows:

                                                                    Guaranteed          Less                  Balance
                                                                     Minimum           Amounts               Owed as of
                                                                    Royalties           Paid              December 31, 1998
                                                                    ----------         -------            -----------------
                 Niki Taylor Web Site                               $150,000         $(150,000)                $  -
                 Tyra Banks Web Site                                 100,000           (50,000)                50,000
                 Tyra Banks Calendar                                 100,000           (50,000)                50,000
                 Claudia Schiffer Web Site                           300,000          (145,000)                155,000
                 Claudia Schiffer Calendar                            75,000           (75,000)                -
                                                                    --------         ---------                 --------
                                                                    $725,000         $(470,000)                $255,000
                                                                    ========         =========                 ========


NOTE   5   -     SHORT-TERM LOANS PAYABLE:

                 In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. These notes continue to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued and unpaid as of December 31, 1998 and 1997, aggregated $4,500 and $2,250, respectively.

                 In December 1997, the Company issued unsecured 8% promissory notes aggregating $65,000 originally due six months from date of issuance. In 1998, the Company issued additional 8% unsecured promissory notes aggregating $97,500. In March 1998, these note holders agreed to convert these notes (aggregating $162,500) into 162,500 shares of the Company's common stock. In August 1998, the Company determined that the fair value of its shares in March 1998 was $3.00. Accordingly, the Company requested, and these stockholders agreed to the return of 108,334 shares of common stock in exchange for warrants to purchase an aggregate of 108,334 shares of common stock, at a price of $4.00 per share, the deemed fair value in August 1998.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE   6   -     LOANS PAYABLE - OFFICER:

                 In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. As of December 31, 1998, borrowings outstanding under this line aggregated $542,500, and interest accrued and unpaid aggregated $22,644.

NOTE   7   -     SHAREHOLDERS' EQUITY:

                 The Company's authorized capital consists of 1,000,000 shares of preferred stock, $.01 par value and 10,000,000 shares of common stock, $.001 par value. None of the preferred shares have been issued as of the date of this report.

                 In June 1997, the Company issued 2,957,348 shares of common stock in exchange for one year promissory notes aggregating $2,957, bearing interest at an annual rate of 6%. These notes (and accrued interest) were repaid in June 1998.

                 In addition, in June 1997, the Company also issued 10,000 shares of common stock in exchange for legal services rendered aggregating $1,000.

                 In March 1998, the Company issued (i) 54,166 shares of common stock in connection with the conversion of $162,500 of notes payable into common stock (see Note 5) (ii) issued 16,666 shares of common stock in lieu of payment of $50,000 of compensation accrued to an officer as of December 31, 1997 and
                 (iii) 1,000 shares of common stock in lieu of payment of legal fees aggregating $3,000. These shares were deemed to have a fair value of $3.00 per share at the time of issuance. In July 1998, the Company issued 2,500 shares of common stock in lieu of payment of legal fees of $10,000.

                 During 1998, the Company issued an aggregate of 269,682 shares of common stock to Ms. Schiffer (see Note 4), in connection with the license agreement entered into. These restricted shares have been valued at $4.00 per share, the deemed fair value at the time of issuance.

                 On September 18, 1998, the Securities and Exchange Commission declared effective the Company's registration statement concerning an initial public offering ("IPO") of 400,000 shares of common stock. On October 22, 1998, the Company extended the expiration date of the initial public offering to January 31, 1999. During the three-month period ended December 31, 1998, the Company consummated the sale of 66,900 shares of common stock, realizing net proceeds of $238,103.

                 In February 1999, subsequent to the balance sheet date, the Company consummated the sale of an additional 62,000 shares of common stock for net proceeds of $223,393.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE   8   -     STOCK OPTIONS:

                 In March 1998, the Company adopted the 1998 Stock Option Plan (the Plan), which provides for the grant of options to purchase up to 500,000 shares of the Company's common stock. Under this Plan incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees.

                 In March 1998, the Company granted options to purchase 106,000 shares of common stock under this Plan. These options are exercisable at $3.00 per share and expire ten years from the date of grant. Options to purchase 3,000 shares of common stock are currently exercisable and the remaining options vest equally over three years.

                 The compensation cost resulting from the effect of applying SFAS 123 to the above described option grant is not disclosed since the amount is considered immaterial.

NOTE   9   -     INCOME TAXES:

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 1998. Deferred tax assets at December 31, 1998 and 1997 consist primarily of the tax effect of a net operating loss carry forwards which amount to approximately $790,000 and $85,000, respectively. The Company has provided a full, 100% valuation allowance on the deferred tax assets at December 31, 1998 and 1997 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE  10  -      COMMITMENTS AND CONTINGENCIES:

        (a)      Operating Leases:

                 During 1997, the Company utilized office space provided by its majority shareholder pursuant to a month-to-month lease at a monthly rental of $400. In 1998, the Company began renting new space under a month-to-month lease at a monthly rental of $690. Rent expense for the 1998 and 1997 periods aggregated $7,700 and $2,800, respectively.

        (b)      Consulting Agreements:

                 In March 1998, the Company entered into a consulting agreement with its editorial director which expires on June 30, 1999 and is subject to automatic annual renewals. The Company has (i) agreed to pay this individual a monthly fee of $4,166 and (ii) granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $3.00 per share (see Note 8).

                 The Company has agreed to pay a monthly fee of $3,500 to a public relations firm to assist in the launch of its web sites. This agreement is for an eight-month period effective May 1, 1998. This firm will be responsible for arranging creative and on-target promotions in both the traditional and electronic media.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE  10  -      COMMITMENTS AND CONTINGENCIES (continued):

        (c)      Employment Agreements:

                 The Chairman/President of the Company, is entitled to receive an annual base salary of $100,000 from the Company. At December 31, 1997, the Company accrued $50,000 in compensation payable to this individual and payment was accomplished in 1998, through the issuance of shares of common stock (see Note 7). In 1998, this individual waived all rights to receive accrued salaries payable to him in the amount of $66,000 and, accordingly, such amount has been presented as a contribution to the Company's additional paid-in capital.

        (d)      Other Agreements:

                 In the normal course of operations, and in accordance with industry custom, the Company trades its advertising services with those of some of its suppliers. These transactions are recorded at fair value when the services are received. No such transactions were recorded in 1998.

                 The Company has also entered into various agreements pursuant to which it provides hyperlinks to other web sites for the purchase of certain items. In exchange, the Company will receive a percentage of any revenues derived from sales to those customers using these hyperlinks.

        (e)      Legal Proceedings:

                 On December 8, 1998, attorneys for Ms. Banks (see Note 4) made a demand for arbitration against the Company alleging that the Company failed to make timely payments of monies due under the two executed agreements, and refused to return certain materials to Ms. Banks. Ms. Banks is seeking payment of $153,000 (which amount is recorded as a liability on the financial statements) plus interest, as well as damages for injury to her public reputation. The agreement relating to the creation and sale of calendars has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. As such, the Company is seeking the return of $100,000, plus interest, which was paid to Ms. Banks. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. However, there can be no assurance that the Company will be successful in this arbitration and an unfavorable result could have a material adverse effect on the Company.

                                EXHIBIT INDEX


    Exhibit
     Number                                                   Description
------------------------------------------------------------------------------------------------------------------------------------

1.1*             Form of Placement Agent Agreement
2.1*             Plan of Merger between PTN Media, Inc. and Interactive Entertainment Studio,
                 Inc., dated as of February 25, 1998.
3.1*             Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998
3.2*             By-Laws of PTN Media, Inc.
4.1*             Specimen Common Stock Certificate
4.2*             Specimen 1997 Warrant Certificate
4.3*             Specimen 1998 Warrant Certificate
10.1*            Web Site License Agreement between Niki, Inc. and Interactive Entertainment
                 Studio, Inc. dated as of June 1, 1997
10.2*            Website License Agreement between Ty Girl, Inc. and Interactive Entertainment
                 Studio, Inc. dated as of January 1, 1998
10.3*            License Agreement between Ty Girl, Inc. and Interactive Entertainment Studio,
                 Inc. dated as of January 1, 1998
10.4*            Lease Agreement dated as of February 27, 1998, between First Miller Limited
                 Partnership and PTN Media, Inc.
10.5*            Website Design Services Agreement between zoecom, Inc. and Interactive
                 Entertainment Studio, Inc. dated as of December 20, 1996
10.6*            Letter of Intent between Cdnow, Inc. and Interactive Entertainment Studio, Inc.
                 dated as of September 8, 1997
10.7*            Agreement for Fashion House Flowers & Gifts Service between PC Flowers and
                 Gifts, Inc. and Interactive Entertainment Studio, Inc. dated as of September 9,
                 1997
10.8*            Standard Publicists Guild Agency - Client Agreement between The Angellotti
                 Company and PTN Media, Inc. dated as of April 15, 1998
10.9*            PTN Media, Inc. 1998 Stock Option Plan
10.10*           Form of Subscription Agreement for  Shares the Company's initial public offering

10.11*           Revolving Promissory Note issued by PTN Media, Inc. to Peter Klamka dated
                 April 1, 1998, in the maximum principal sum of $500,000
10.12*           Form of Escrow Agreement between University Bank and PTN Media.
11.1**           Computation of per share earnings
23.1*            Consent of Lazar Levine & Felix LLP
27.1**           Financial Data Schedule


* Incorporated by reference from the Company's Registration Statement on Form SB-2 (File #333-51933).
**    Filed herewith.