Form 10QSB
period 1999-03-31
PTN MEDIA INC
filed 1999-05-25
CIK 1061169

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
                                       --------------

Commission file number   000-24835
                         ---------


                                 PTN Media, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

                   Delaware                              38-3399098
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer
or organization)                                 Identification No.)

               2750 South State Street, Ann Arbor, Michigan 48104
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code (734) 327-0579
                                                   --------------


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999: 3,440,262
                                        ---------

     Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                                 PTN MEDIA, INC.
                                 ---------------
                                      INDEX
                                      -----


                                                                     Page(s)
                                                                     -------


PART 1.  Financial Information

ITEM 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 1999
         (unaudited) and December 31, 1998                              3

         Statements of Operations for the Three Month
         Periods Ended March 31, 1999 and 1998 and for
         the Cumulative Period From May 27, 1997
         (Inception) to March 31, 1999 (Unaudited)                      4

         Statements of Cash Flows for the Three Month
         Periods Ended March 31, 1999 and 1998 and for
         the Cumulative Period During the Development
         Stage from May 27, 1997 (Inception) to March
         31, 1999 (Unaudited)                                           5


         Notes to Interim Condensed Financial
         Statements                                                     6


         Management's Plan of Operation                                 9


PART II  Other Information

ITEM 1.  Legal Proceedings                                             12

ITEM 2.  Change in Securities                                          12

ITEM 3.  Defaults Upon Senior Securities                               12

ITEM 4.  Submission of Matters to a Vote of Security Holders           12

ITEM 5.  Other Information                                             12

ITEM 6.  Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                             13


         Exhibit 27.1 - Financial Data Schedule

                          PART I. Financial Information
ITEM 1.  Financial Statements

                                 PTN MEDIA, INC.
                                 ---------------
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -

                                                                                                  March 31,          December 31,
                                                                                                    1999                  1998
                                                                                         ------------------          ------------
                                                                                                (unaudited)
CURRENT ASSETS:
      Cash                                                                                     $     62,171          $        702
      Accounts receivable                                                                           -                       4,488
                                                                                         ------------------          ------------

TOTAL CURRENT ASSETS                                                                                 62,171                 5,190

FIXED ASSETS - NET                                                                                    4,435                 3,626

OTHER ASSETS:
      Security deposits                                                                                 690                   690
                                                                                            ---------------         -------------

                                                                                               $     67,296          $      9,506
                                                                                            ===============         =============

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
      Accrued expenses                                                                         $    144,940          $    133,815
      License fees payable                                                                          100,000               255,000
      Short-term loans payable (Note 3)                                                             331,250                56,250
      Loans payable - officer (Note 4)                                                              511,600               542,500
                                                                                            ---------------         -------------

TOTAL CURRENT LIABILITIES                                                                         1,087,790               987,565
                                                                                            ---------------         -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2):
      Preferred stock, par value $.01; 1,000,000 shares authorized,
        none issued or outstanding                                                                 -                      -
      Common stock, par value $.001; 10,000,000 shares authorized,
        3,440,262 and 3,378,262 shares issued and outstanding for
        1999 and 1998, respectively                                                                   3,440                 3,378
      Additional paid-in capital                                                                  1,721,340             1,608,910
      Deficit accumulated during the development stage                                           (2,745,274)           (2,590,347)
                                                                                            ---------------         -------------
                                                                                                 (1,020,494)             (978,059)
                                                                                            ---------------         -------------

                                                                                               $     67,296          $      9,506
                                                                                            ===============         =============



              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                                 ---------------
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (Unaudited)

                                                     For the Three Months Ended              Cumulative During
                                                              March 31,                    The Development Stage
                                                  -------------------------------             May 27, 1997 to
                                                      1999              1998                  March 31, 1999
                                                  ---------------   -------------       ---------------------------


REVENUES                                          $     9,332     $     -                       $       13,820
                                                  -----------     ---------------               --------------
EXPENSES:
      Cost of revenue                                  13,923              50,000                    1,742,651
      Product development                              60,000             104,815                      542,088
      General and administrative                       77,211              72,994                      431,875
                                                  -----------     ---------------               --------------
                                                      151,134             227,809                    2,716,614
                                                  -----------     ---------------               --------------
LOSS FROM OPERATIONS                                 (141,802)           (227,809)                  (2,702,794)
                                                  -----------     ---------------               --------------
OTHER INCOME (EXPENSE):
      Interest expense                                (13,125)             (5,730)                     (42,519)
      Interest income                                 -                        22                           39
                                                  -----------     ---------------               --------------
                                                      (13,125)             (5,708)                     (42,480)
                                                  -----------     ---------------               --------------
NET LOSS                                            $(154,927)          $(233,517)                 $(2,745,274)
                                                  ===========     ===============               ==============

BASIC LOSS PER COMMON SHARE (Note 5)                    $(.05)              $(.08)                       $(.89)
                                                        =====               =====                        =====
WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING (Note 5)                   3,399,618           2,967,348                    3,071,041
                                                  ===========     ===============               ==============



              See notes to interim condensed financial statements.



                                 PTN MEDIA, INC.
                                 ---------------
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                         For the Three Months Ended              Cumulative During
                                                                                  March 31,                    The Development Stage
                                                                      -------------------------------            (May 27, 1997 to
                                                                          1999              1998                  March 31, 1999)
                                                                      ---------------   -------------       ------------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $      (154,927)  $    (233,517)                $(2,745,274)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation of fixed assets                                              331             183                       1,211
        Shares issued for legal fees                                                -               -                      14,000
        Waiver of compensation payable                                              -               -                      66,000
        Issuance of shares for license fees                                         -               -                   1,078,728
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                           4,488               -                              -
      Increase in accrued expenses                                             11,125          10,525                     194,940
      Increase (decrease) in license fees payable                            (155,000)        100,000                     100,000
                                                                      ---------------   -------------                 -----------
        Net cash (used) by operating activities                              (293,983)       (122,809)                 (1,290,395)
                                                                      ---------------   -------------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                   (1,140)              -                      (5,646)
    Security deposits paid                                                          -               -                        (690)
                                                                      ---------------   -------------                 -----------
        Net cash (used) by investing activities                                (1,140)              -                      (6,336)
                                                                      ---------------   -------------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans received from officer                                                     -               -                     542,500
    Loans repaid to officer                                                   (30,900)              -                     (30,900)
    Proceeds from short-term loans                                            275,000         104,000                     493,750
    Payment from shareholders                                                       -               -                       2,957
    Net proceeds from initial public offering                                 112,492               -                     350,595
                                                                      ---------------   -------------                 -----------
        Net cash provided by financing activities                             356,592         104,000                   1,358,902
                                                                      ---------------   -------------                 -----------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                61,469         (18,809)                     62,171

    Cash and cash equivalents, at beginning of period                             702          20,134                           -
                                                                      ---------------   -------------                 -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $        62,171   $       1,325                 $    62,171
                                                                      ===============   =============                 ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Interest paid                                                                   -                  -                        -
      Taxes paid                                                                    -                  -                        -


              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                                 ---------------
                          (a Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                   (Unaudited)


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

          The Company, since its inception, has incurred net losses of $2,745,274 and at March 31, 1999 current liabilities exceeded current assets by $1,025,619. The Company has relied on bridge financing and the proceeds from the sale of common stock through an initial public offering to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1998 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

          In the opinion of management, the accompanying unaudited interim condensed financial statements of PTN Media, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations for the three month periods ended March 31, 1999 and 1998 and for the cumulative period during the development stage (May 27, 1997 to March 31, 1999) and its cash flows for the three month periods ended March 31, 1999 and for the cumulative period during the development stage (May 27, 1997 to March 31, 1999).

          The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                                 PTN MEDIA, INC.
                                 ---------------
                          (a Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                   (Unaudited)


NOTE  2 - PUBLIC OFFERING:

          On September 18, 1998, the Securities and Exchange Commission declared effective the Company's registration statement concerning an initial public offering ("IPO") of 400,000 shares of common stock. On October 22, 1998, the Company extended the expiration date of the initial public offering to January 31, 1999. As of December 31, 1998, the Company had consummated the sale of 66,900 shares of common stock and in February 1999, the Company consummated the sale of an additional 62,000 shares of common stock. The aggregate net proceeds from the IPO was $350,595.


NOTE  3 - SHORT-TERM LOANS PAYABLE:

          In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company for a minimum of $500,000, whichever is sooner. These notes continue to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued and unpaid as of March 31, 1999 and December 31, 1998, aggregate $5,625 and $4,500, respectively.

          In March 1999, the Company received $275,000 from the sale of 5 1/2 units, each unit consisting of a $50,000 promissory note, bearing interest at 10% per annum, and two year warrants to purchase 10,000 shares of common stock at $7.50 per share.


NOTE  4 - LOANS PAYABLE - OFFICER:

          In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, a further increase to $1,000,000, was authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raised gross proceeds in the IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. As of December 31, 1998, borrowings outstanding under this line aggregated $542,500, and interest accrued and unpaid aggregated $22,644.

          In March 1999, the Company repaid $30,900 of such loans. Accrued interest as of March 31, 1999 aggregated $34,644.

                                PTN MEDIA, INC.
                                ---------------
                         (a Development Stage Company)
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                                  (Unaudited)


NOTE  5 - EARNINGS (LOSS) PER SHARE:

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

MANAGEMENT'S PLAN OF OPERATIONS:

          PTN Media, Inc., the Company, is an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company provides this content on its interactive web sites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These web sites, utilizing celebrity models as hosts, will provide an avenue for users to share general tips and advice relating to the subjects covered.

          The Company, since its inception, has incurred net losses of $2,745,274 and at March 31, 1999, current liabilities exceeded current assets by $1,025,619. The Company may be unable to continue in existence unless it is able to arrange additional financing to supplement its recently completed initial public offering and bridge financing.

          The Company has not yet generated any significant revenues and is still considered in the development stage. Through March 31, 1999, cumulative revenues totaled $13,820, and resulted entirely from the sale of calendars (see discussion below re: Claudia Schiffer Calendar Agreement). The Company continues to incur costs associated with the development of its proposed web sites, none of which is at yet fully constructed.

Overview:

          Although the Company entered into an agreement with a company controlled by fashion model, Niki Taylor, in June 1997, for Ms. Taylor to host"Fashion House with Niki Taylor", on the Company's initial web site, this web site was not launched until recently. The Company was not able to launch the web site sooner, due to the period of time required to raise the funds necessary to develop the site and commence operations, the approximate cost of which was $250,000, not including the advance of $150,000 paid to Ms. Taylor's company.

          The Company's initial web site currently offers four content areas, including fashion tips from Ms. Taylor, the latest style and trends in the fashion industry, travel information, photographs of Ms. Taylor and video and audio clips and information. For the next twelve months the Company will expand its content offerings on the "Fashion House with Niki Taylor" web site by updating editorial coverage of beauty, fashion, style and models, as well as the introduction of new video and audio items. The Company also will continue to add more advertising and other sources of revenue to its site. The Company's license agreement with Niki Taylor's company expired on September 30, 1998 and was renewed for a twelve-month term. The agreement contains an automatic renewal provision for an additional twelve month term, unless terminated by Ms. Taylor's company or the Company. The agreement with Ms. Taylor is currently being reviewed by the parties due to the Company's inability to meet its current obligations thereunder. The Company and Ms. Taylor are discussing a possible amendment to the agreement to reduce the Company's obligations to Ms. Taylor and to reduce her commitments to the Company, especially regarding her personal appearances.

          Additionally, the Company has advanced $134,000 to a company controlled by fashion model, Tyra Banks, pursuant to certain agreements between the Company and Ms. Banks' company and has also incurred expenses of approximately $10,000, to date, in connection with the development of the intended web site to have been hosted by Ms. Banks and in connection with the development of calendars featuring her. In June 1998, Ms. Banks declared the Company in breach of these agreements based on the Company's alleged failure to pay the full amount of all advances and reimbursable expenses allegedly owed pursuant to such agreements. The agreement relating to the creation and sale of calendars has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. On December 8, 1998, attorneys for Ms. Banks made a demand for arbitration against the Company alleging that the Company failed to make timely payments of monies due under the two executed agreements, and refused to return certain materials to Ms. Banks. Ms. Banks is seeking payment of $153,000 (which amount is recorded as a liability on the financial statements) plus interest, as well as damages for injury to her public reputation. On January 15, 1999, the Company through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. A preliminary administrative conference was held on January 19, 1999 and a hearing was scheduled for April 23, 1999. The hearing scheduled for April 23, 1999 has been moved to June 15, 1999 due to Ms. Banks' inability to appear in April due to a prior commitment to film a motion picture in Canada. The

          Company is seeking the return of $100,000, plus interest, which was paid to Ms. Banks. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. However, there can be no assurance that the Company will be successful in this arbitration and an unfavorable result could have a material adverse effect on the Company.

          The Company entered into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") which grants the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. The Company has the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. The Company would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year (which amount has been paid as of March 31, 1999) of the Schiffer License Agreement, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

          The Schiffer License Agreement also granted to Ms.Schiffer, 269,682 shares of common stock (the "Shares"), with the right to maintain the ratio of her common stock ownership to that of the Company's President. The Company agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, the Company has been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

          The Company has also entered into a Licensed Calendar Agreement with Ms. Schiffer ("Calendar Agreement"). The Calendar Agreement grants the Company the right to use the name, likeness, and endorsement of Ms. Schiffer in the advertisement, promotion and sale of a16-month 1999 calendar with photographs of her, in downloadable electronic format and CD-Rom ("Licensed Calendar"). Ms. Schiffer will provide photographic images and voice recordings for the Licensed Calendar. The Company agreed to pay Ms. Schiffer an advance royalty in the aggregate amount of $75,000 which was paid in 1998. The Company has also agreed to pay to Ms. Schiffer royalties equal to a percentage of sales ranging from 20% of net sales for 0-20,000 units, to 60% of net sales for 50,001 units and above. This advance payment will be credited against any earned royalty payment. The Calendar Agreement terminates December 31, 1999.

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

Cash Requirements:

          In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in the IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. As of December 31, 1998, borrowings outstanding under this line aggregated $542,500. In March 1999, the Company repaid $30,900 of these loans and as of March 31, 1999, the outstanding loan balance was $511,600 and interest accrued and unpaid amounted to $34,644.

          On September 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement concerning an Initial Public Offering ("IPO") of 400,000 shares of common stock, which the Company hoped would generate net proceeds of approximately $1,600,000. This IPO expired on January 31, 1999. As of December 31, 1998, the Company had completed the sale of 66,900 shares of common stock and in February 1999, closed on the sale of an additional 62,000 shares of common stock, realizing aggregate net proceeds of $350,595. The net proceeds from this offering, along with bridge loans received in 1997, have been used to satisfy the Company's obligations under the License Agreements entered into with the fashion models.

          In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share.

          Since the Company raised less than the estimated maximum amount of net proceeds available pursuant to the Initial Public Offering, the Company has insufficient funds available for operations and will be required to seek additional financing sooner than anticipated or curtail certain of its planned activities. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company would be required to either substantially reduce or terminate its operations.

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings

               On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web Site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking the amount of $153,000, plus interest, allegedly owed to her, to have the Company not use her name, picture and likeness, and to have all images of Ms. Banks, in any form, returned to her. She also is seeking damages for injury to her public reputation, lost royalties and the cost of attorney's fees. On January 15, 1999, the Company through its attorneys, filed an Answer and Countercalim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. The Company is seeking the amount of $100,000, plus additional damages, relating to the advance payment made by the Company to Bankable, Inc. A preliminary administrative conference was held on January 19, 1999, and a hearing was scheduled for April 23, 1999. The hearing scheduled for April 23, 1999 has been moved to June 15, 1999 due to Ms. Banks' inability to appear in April due to a prior commitment to film a motion picture in Canada. Both parties have also expressed an interest in resolving this matter through mediation. Mediation would run concurrently with the arbitration process, prior to the arbitration hearing. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on the Company.

ITEM 2.        Changes in Securities

               Not Applicable

ITEM 3.        Defaults Upon Senior Securities

               In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes. The promissory notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company for a minimum of $500,000, whichever is sooner. These promissory notes in the aggregate principal amount of $56,250 are now past due. Interest accrued and unpaid as of March 31, 1999 and December 31, 1998, aggregate $5,625 and $4,500, respectively.

ITEM 4.        Submission of Matters to a Vote of Security Holders

               Not Applicable

ITEM 5.        Other Information

               Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 27.1 - Financial Data Schedule

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     May 25, 1999                    PTN Media, Inc.



                                           By:    /s/ Peter M. Klamka
                                                  ----------------------------
                                                  Peter M. Klamka,
                                                  Chief Financial and Principal
                                                  Accounting Officer,
                                                  Chairman, President,
                                                  Secretary and Chief Executive
                                                  Officer