Form 10QSB
period 1999-06-30
PTN MEDIA INC
filed 1999-09-14
CIK 1061169

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

Commission file number   000-24835


                                 PTN Media, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

            Delaware                                   38-3399098
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              2750 South State Street, Ann Arbor, Michigan 48104
                   (Address of principal executive offices)

Registrant's telephone number, including area code (734) 327-0579

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes           No   X
    -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of September 8, 1999: 3,440,562

         Transitional Small Business Disclosure Format (check one):
Yes          No   x
    -----       -----

                                 PTN MEDIA, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------

PART 1.        Financial Information

ITEM 1.        Financial Statements

               Condensed Balance Sheets as of June 30, 1999
               (unaudited) and December 31, 1998                            3

               Statements of Operations for the Three and Six
               Month Periods Ended June 30, 1999 and 1998 and
               for the Cumulative Period From May 27, 1997
               (Inception) to June 30, 1999 (Unaudited)                     4

               Statements of Cash Flows for the Six Month Periods
               Ended June 30, 1999 and 1998 and for the Cumulative
               Period During the Development Stage from May 27,
               1997 (Inception) to June 30, 1999 (Unaudited)                5


               Notes to Interim Condensed Financial Statements              6


               Management's Plan of Operation                               9


PART II        Other Information                                           13


SIGNATURES                                                                 14

               Exhibit 27 - Financial Data Schedule

                          PART I. Financial Information

ITEM 1.  Financial Statements

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                              June 30,        December 31,
                                                                               1999               1998
                                                                           -------------      ------------
                                                                           (unaudited)

CURRENT ASSETS:
      Cash                                                                 $     54,258       $       702
      Accounts receivable                                                          -                4,488
                                                                           ------------       -----------

TOTAL CURRENT ASSETS                                                             54,258             5,190

FIXED ASSETS - NET                                                               19,879             3,626

OTHER ASSETS:
      Security deposits                                                             690               690
                                                                           ------------       -----------

                                                                           $     74,827       $     9,506
                                                                           ============       ===========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
      Accrued expenses                                                     $    186,110       $   133,815
      License fees payable (Note 5)                                             115,000           255,000
      Short-term loans payable (Note 3)                                         331,250            56,250
      Loans payable - officer (Note 4)                                          504,344           542,500
                                                                           ------------       -----------

TOTAL CURRENT LIABILITIES                                                     1,136,704           987,565
                                                                           ------------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2):
      Preferred stock, par value $.01; 1,000,000 shares authorized,
        2,400 issued and outstanding for 1999                                        24             -
      Common stock, par value $.001; 10,000,000 shares authorized,
        3,440,262 and 3,378,262 shares issued and outstanding for
        1999 and 1998, respectively                                               3,440             3,378
      Additional paid-in capital                                              1,922,317         1,608,910
      Deficit accumulated during the development stage                       (2,987,658)       (2,590,347)
                                                                           ------------       -----------
                                                                             (1,061,877)         (978,059)
                                                                           ------------       -----------

                                                                           $     74,827       $     9,506
                                                                           ============       ===========


              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Cumulative
                                              For the                   For the               During The
                                         Three Months Ended        Six Months Ended        Development Stage
                                              June 30,                 June 30,             May 27, 1997 to
                                          1999          1998       1999         1998         June 30, 1999
                                       ---------     ---------   ---------    --------    -------------------

REVENUES                               $   3,844     $    -      $  13,216    $    -         $    17,704
                                       ---------     ---------   ---------    ---------      -----------

EXPENSES:
    Cost of revenue                       30,000       150,000      43,923      200,000        1,772,651
    Product development                   98,885        99,900     158,885      204,715          640,973
    General and administrative            98,033        62,267     175,244      135,261          529,908
                                       ---------     ---------   ---------    ---------      -----------

                                         226,918       312,167     378,052      539,976        2,943,532
                                       ---------     ---------   ---------    ---------      -----------

LOSS FROM OPERATIONS                    (223,034)     (312,167)   (364,836)    (539,976)      (2,925,828)
                                       ---------     ---------   ---------    ---------      -----------

OTHER INCOME (EXPENSE):
    Interest expense                     (19,350)       (7,000)    (32,475)     (12,730)         (61,869)
    Interest income                         -              155        -             177               39
                                       ---------     ---------   ---------    ---------      -----------
                                         (19,350)       (6,845)    (32,475)     (12,553)         (61,830)
                                       ---------     ---------   ---------    ---------      -----------

NET LOSS                               $(242,384)    $(319,012)  $(397,311)   $(552,529)     $(2,987,658)
                                       =========     =========   =========    =========      ===========


BASIC LOSS PER COMMON SHARE
     (Note 6)                              $(.07)        $(.10)      $(.12)       $(.18)           $(.88)
                                           =====         =====       =====        =====            =====


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    (Note 6)                           3,440,262     3,041,680   3,388,881    3,041,680        3,378,202
                                       =========     =========   =========    =========        =========

              See notes to interim condensed financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                             During The
                                                                                                             Development
                                                                         For the Six Months Ended               Stage
                                                                                  June 30,                 (May 27, 1997 to
                                                                           1999             1998             June 30, 1999)
                                                                         --------         --------         ----------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(397,311)       $(552,529)          $(2,987,658)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation of fixed assets                                         2,087              490                 2,967
        Shares issued for legal fees                                         -               13,000                14,000
        Waiver of compensation payable                                       -              -                      66,000
        Issuance of shares for license fees                                  -              -                   1,078,728
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                        4,488          -                     -
      Increase in accrued expenses                                          52,295          108,636               236,110
      Increase (decrease) in license fees payable                         (140,000)         100,000               115,000
                                                                         ---------        ---------           -----------
        Net cash (used) by operating activities                           (478,441)        (330,403)           (1,474.853)
                                                                         ---------        ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                               (18,340)          (1,959)              (22,846)
    Security deposits paid                                                    -                (690)                 (690)
                                                                         ---------        ---------           -----------
        Net cash (used) by investing activities                            (18,340)          (2,649)              (23,536)
                                                                         ---------        ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans received from officer                                             -               270,000               542,500
    Loans repaid to officer                                                (38,156)          -                    (38,156)
    Proceeds from short-term loans                                         275,000           97,500               493,750
    Payment from shareholders                                              -                  2,957                 2,957
    Net proceeds from sale of shares                                       313,493          (18,243)              551,596
                                                                         ---------        ---------           -----------
        Net cash provided by financing activities                          550,337          352,214             1,552,647
                                                                         ---------        ---------           -----------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                             53,556           19,162                54,258
    Cash and cash equivalents, at beginning of period                          702           20,134               -
                                                                         ---------        ---------           -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                              $  54,258        $  39,296           $    54,258
                                                                         =========        =========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Interest paid                                                        $   -            $   -               $     -
    Taxes paid                                                               -                -                     -

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

                 The Company, since its inception, has incurred net losses of $2,987,658 and at June 30, 1999 current liabilities exceeded current assets by $1,082,446. The Company has relied on bridge financing, the proceeds from the sale of common stock through an initial public offering, officer's loans and from the sale of preferred stock to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

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

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of PTN Media, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and for the cumulative period during the development stage (May 27, 1997 to June 30, 1999) and its cash flows for the six month periods ended June 30, 1999 and for the cumulative period during the development stage (May 27, 1997 to June 30, 1999).

                 The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   2   -     SALE OF SHARES:

                 On September 18, 1998, the Securities and Exchange Commission declared effective the Company's registration statement concerning an initial public offering ("IPO") of 400,000 shares of common stock. On October 22, 1998, the Company extended the expiration date of the initial public offering to January 31, 1999. As of December 31, 1998, the Company had consummated the sale of 66,900 shares of common stock and in February 1999, the Company consummated the sale of an additional 62,000 shares of common stock. The aggregate net proceeds from the IPO was $335,596.

                 As of June 30, 1999, the Company completed the sale of 2,400 shares of Class A preferred stock in a private offering of such securities, generating net proceeds of $216,000. The purchasers of these securities also received two-year warrants to purchase 5,000 shares of common stock, for every $25,000 of preferred stock purchased, at an exercise price of $7.50. The preferred shares accumulate dividends at the rate of $10 per share per annum and are convertible to common shares at the option of the holders.

NOTE   3   -     SHORT-TERM LOANS PAYABLE:

                 In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. These notes continue to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued and unpaid as of June 30, 1999 and December 31, 1998, aggregate $6,750 and $4,500, respectively.

                 In March 1999, the Company received $275,000 from the sale of 5 1/2 units, each unit consisting of a $50,000 promissory note, bearing interest at 10% per annum, and two year warrants to purchase 10,000 shares of common stock at $7.50 per share. As of June 30, 1999, interest accrued and unpaid aggregated $6,875.

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

                 As of June 30, 1999, the Company repaid $38,156 of such loans. Accrued interest as of June 30, 1999 aggregated $45,994.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   5   -     LICENSE AGREEMENT:

                 In June 1999, the Company entered into a License Agreement with model Estella Warren. This license provides for an on-line Internet service and downloadable electronic calendars featuring the name and likeness of Ms. Warren. This agreement continues until the first anniversary of the date the service is launched and required payment of the entire fee of $30,000 at the time of execution. Ms. Warren also receives a royalty equal to 20% of revenues received in connection with calendar sales.

                 As of June 30, 1999, the Company paid $15,000 of the license fee. The Company also continues to owe model Tyra Banks $100,000 in connection with Internet service and calendar fees.

NOTE   6   -     EARNINGS (LOSS) PER SHARE:

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

                 The Company, since its inception, has incurred net losses of $2,987,658 and at June 30, 1999, current liabilities exceeded current assets by $1,082,446. The Company may be unable to continue in existence unless it is able to arrange additional financing to supplement its recently completed initial public offering and bridge financing.

                 The Company has not yet generated any significant revenues and is still considered in the development stage. Through June 30, 1999, cumulative revenues totaled $17,704, and resulted entirely from the sale of calendars (see discussion below re:
                 Claudia Schiffer Calendar Agreement). The Company continues to incur costs associated with the development of its proposed web sites, none of which is at yet fully constructed.

                 Additionally, the Company has advanced $134,000 to a company controlled by fashion model, Tyra Banks, pursuant to certain agreements between the Company and Ms. Banks' company and has also incurred expenses of approximately $10,000, to date, in connection with the development of the intended web site to have been hosted by Ms. Banks and in connection with the development of calendars featuring her. In June 1998, Ms. Banks declared the Company in breach of these agreements based on the Company's alleged failure to pay the full amount of all advances and reimbursable expenses allegedly owed pursuant to such agreements. The agreement relating to the creation and sale of calendars has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. On December 8, 1998, attorneys for Ms. Banks made a demand for arbitration against the Company alleging that the Company failed to make timely payments of monies due under the two executed agreements, and refused to return certain materials to Ms. Banks. Ms. Banks is seeking payment of $153,000 (which amount is recorded as a liability on the financial statements) plus interest, as well as damages for injury to her public reputation. On January 15, 1999, the Company through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. A preliminary administrative conference was held on January 19, 1999 and a hearing was scheduled for April 23, 1999. The hearing scheduled for April 23, 1999 was moved to June 15, 1999 due to Ms. Banks' inability to appear in April due to a prior commitment to film a motion picture in Canada. The Company is seeking the return of $100,000, plus interest, which was paid to Ms. Banks. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. However, there can be no assurance that the Company will be successful in this arbitration and an unfavorable result could have a material adverse effect on the Company due to its limited resources.

                 The Company entered into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") which grants the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. The Company has the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. The Company would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year (which amount was paid) of the Schiffer License Agreement, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

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

                 In June 1999, the Company entered into a License Agreement with model Estella Warren. This license provides for an on-line Internet service and downloadable electronic calendars featuring the name and likeness of Ms. Warren. This agreement continues until the first anniversary of the date the service is launched and required payment of the entire fee of $30,000 at the time of execution. Ms. Warren also receives a royalty equal to 20% of revenues received in connection with calendar sales.

                 As of June 30, 1999, the Company paid $15,000 of the license fee.

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

Cash Requirements:

                 In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. As of December 31, 1998, borrowings outstanding under this line aggregated $542,500. Through June 30, 1999, the Company repaid $38,156 of these loans and as of June 30, 1999, the outstanding loan balance was $504,344 and interest accrued and unpaid amounted to $45,994.

                 On September 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement concerning an Initial Public Offering ("IPO") of 400,000 shares of common stock, which the Company hoped would generate net proceeds of approximately $1,600,000. This IPO expired on January 31, 1999. As of December 31, 1998, the Company had completed the sale of 66,900 shares of common stock and in February 1999, closed on the sale of an additional 62,000 shares of common stock, realizing aggregate net proceeds of $335,596. The net proceeds from this offering, along with bridge loans received in 1997, have been used to satisfy the Company's obligations under the License Agreements entered into with the fashion models.

                 In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share.

                 As of June 30, 1999, the Company completed the sale of 2,400 shares of Class A Preferred Stock in a private offering of such securities, generating net proceeds of $216,000. The purchasers of these securities also received two-year warrants to purchase 5,000 shares of common stock for every $25,000 of Preferred Stock purchased at an exercise price of $7.50. The preferred shares accumulate dividends at the rate of $10 per share per annum and are convertible to common shares at the option of the holders.

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

PART II.         OTHER INFORMATION

ITEM 1.          Legal Proceedings


                 NONE


ITEM 2.          Changes in Securities

                 NONE


ITEM 3.          Defaults Upon Senior Securities

                 NONE


ITEM 4.          Submission of Matters to a Vote of Security Holders

                 NONE


ITEM 5.          Other Information

                 NONE


ITEM 6.          Exhibits and Reports on Form 8-K

                 NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:           September 13, 1999       PTN Media, Inc.



                                          By: /s/ Peter Klamka
                                              --------------------------------
                                              Chief Executive Officer and
                                              Principal Accounting Officer