Form 10QSB
period 1999-09-30
PTN MEDIA INC
filed 1999-11-22
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________


                                                               000-24835
                                                        (Commission file number)

                                 PTN Media, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           38-3399098
   (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

               2750 South State Street, Ann Arbor, Michigan 48104
                    (Address of principal executive offices)

                                 (734) 327-0579
                           (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 15, 1999 - 3,690,262 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                 PTN Media, Inc.
                                      Index

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 1999                         2

           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 and cumulative during development stage from May 27, 1997
           to September 30, 1999                                                                 3

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1999 and 1998                                     4

           Notes to Condensed Consolidated Financial Statements                                 5-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           9-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    14

Item 2.    Change in Securities and Use of Proceeds                                             14

Item 3.    Defaults Upon Senior Securities                                                      14

Item 4.    Submission of Matters to a Vote of Security Holders                                  14

Item 5.    Other Information                                                                    14

Item 6.    Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                      15

Part III.  EXHIBITS


ITEM 1.  Financial Statements

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF SEPTEMBER 30,1999
                                   (unaudited)


                                              ASSETS
CURRENT ASSETS:

     Cash                                                                                               $    12,208
                                                                                                        -----------
TOTAL CURRENT ASSETS                                                                                         12,208
                                                                                                        -----------

FIXED ASSETS, NET                                                                                            24,497

OTHER ASSETS                                                                                                    690
                                                                                                        -----------
TOTAL ASSETS                                                                                            $    37,395
                                                                                                        ===========


                                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accrued expenses                                                                                   $   204,317

     License fees payable                                                                                   100,000

     Short-term loans payable                                                                               331,250

     Loans payable - officer                                                                                536,344
                                                                                                        -----------

TOTAL CURRENT LIABILITIES                                                                                 1,171,911
                                                                                                        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,400 shares issued and outstanding                                                           24

     Common stock, par value $0.001; 10,000,000 shares
       authorized; 3,440,262 shares issued and outstanding                                                    3,440

     Additional paid-in capital                                                                           2,103,317

     Deficit accumulated during the development stage                                                    (3,241,297)
                                                                                                        -----------
TOTAL SHAREHOLDERS' DEFICIT                                                                              (1,134,516)
                                                                                                        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                             $    37,395
                                                                                                        ===========

                 See accompanying notes to financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three                   For the Nine                 Cumulative
                                                  Months Ended                    Months Ended                 during the
                                                  September 30,                  September 30,              development stage
                                           --------------------------      --------------------------        May 27, 1997 to
                                              1999          1998              1999          1998            September 30, 1999
                                           -----------   -----------       -----------    -----------       ------------------
REVENUES                                   $       272   $         -       $    13,488    $         -         $         17,976
                                           -----------   -----------       -----------    -----------         ----------------
EXPENSES:

      Cost of revenue                            9,000             -            52,923        200,000                1,781,651

      Product development                      134,555       166,900           293,440        371,615                  775,528

      General and administrative                92,149        77,173           267,393        212,434                  622,057
                                           -----------   -----------       -----------    -----------         ----------------

TOTAL EXPENSES                                 235,704       244,073           613,756        784,049                3,179,236
                                           -----------   -----------       -----------    -----------         ----------------

LOSS FROM OPERATONS                           (235,432)     (244,073)         (600,268)      (784,049)              (3,161,260)
                                           -----------   -----------       -----------    -----------         ----------------

OTHER INCOME (EXPENSES):

      Interest expense                         (18,207)      (11,025)          (50,682)       (23,755)                 (80,076)

      Interest income                                -             -                              177                       39
                                           -----------   -----------       -----------    -----------         ----------------

TOTAL OTHER INCOME (EXPENSE)                   (18,207)      (11,025)          (50,682)       (23,578)                 (80,037)
                                           -----------   -----------       -----------    -----------         ----------------

NET LOSS                                   $  (253,639)  $  (255,098)      $  (650,950)   $  (807,627)        $     (3,241,297)
                                           ===========   ===========       ===========    ===========         ================

BASIC AND DILUTED LOSS PER COMMON SHARE    $     (0.07)  $     (0.08)      $     (0.19)   $     (0.27)        $          (1.02)
                                           ===========   ===========       ===========    ===========         ================

WEIGHTED AVERAGE NUMBER OF COMMON
  OUTSTANDING                                3,440,262     3,041,680         3,432,995      3,041,680                3,176,880
                                           ===========   ===========       ===========    ===========         ================

                 See accompanying notes to financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine                        Cumulative
                                                                         Months Ended                        during the
                                                                         September 30,                   development stage
                                                                 ------------------------------            May 27, 1997 to
                                                                     1999             1998               September 30, 1999
                                                                 --------------   -------------          ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                      $     (650,950)  $    (807,627)           $      (3,241,297)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                       3,377             780                        4,257
       Shares issued for legal fees                                           -          13,800                       14,000
       Waiver of compensation payable                                         -               -                       66,000
       Issuance of shares for license fees                                    -               -                    1,078,728
   Changes in operating assets and liabilities:
     Accounts receivable                                                  4,488               -                            -
     Accrued expenses                                                    70,502         119,661                      254,317
     License fees payable                                              (155,000)              -                      100,000
                                                                 --------------   -------------            -----------------

 NET CASH USED IN OPERATING ACTIVITIES                                 (727,583)       (674,186)                  (1,723,995)
                                                                 --------------   -------------            -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Purchase of fixed assets                                             (24,248)         (2,312)                     (28,754)
   Security deposits paid                                                     -            (690)                        (690)
                                                                 --------------   -------------            -----------------

 NET CASH USED IN OPERATING ACTIVTIES                                   (24,248)         (3,002)                     (29,444)
                                                                 --------------   -------------            -----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans from officer                                      32,000         610,000                      574,500
   Repayment of loans to officer                                        (38,156)              -                      (38,156)
   Proceeds from short-term loans                                       275,000          97,500                      493,750
   Payments from shareholders                                                 -           2,957                        2,957
   Proceeds from sale of common of subsidiary                           190,000               -                      190,000
   Proceeds from sale of common and preferred stock, net                304,493         (47,197)                     542,596
                                                                 --------------   -------------            -----------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                              763,337         663,260                    1,765,647
                                                                 --------------   -------------            -----------------

 INCREASE (DECREASE) IN CASH                                             11,506         (13,928)                      12,208

 CASH, BEGINNING OF PERIOD                                                  702          20,134                            -
                                                                 --------------   -------------            -----------------
 CASH, END OF PERIOD                                             $       12,208   $       6,206            $          12,208
                                                                 ==============   =============            =================

                 See accompanying notes to financial statements.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY:


PTN Media, Inc. ("PTN" or the "Company") was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. ("IES"). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998, for the sole purpose of changing the domicile of the Company to Delaware. The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No. 7, since its inception.

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

The Company, since its inception, has incurred net losses of $3,241,297 and at September 30, 1999 its current liabilities exceeded its current assets by $1,159,703. The Company has relied on bridge financing, the proceeds from the sale of common stock through an initial public offering, sale of stock in its newly created subsidiary, Fragrancedirect.com, Inc., officer's loans and sale of preferred stock to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31,1998 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY, continued:

In the opinion of management, the accompanying unaudited interim condensed financial statements of PTN Media, Inc.contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and for the cumulative period during the development stage (May 27, 1997 to September 30, 1999) and its cash flows for the nine month periods ended September 30, 1999 and for the cumulative period during the development stage (May 27, 1997 to September 30, 1999).

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


NOTE 2 - SALE OF SHARES:

On September 18, 1998, the Securities and Exchange Commission declared effective the Company's registration statement concerning an initial public offering ("IPO") of 400,000 shares of common stock. On October 22, 1998, the Company extended the expiration date of the initial public offering to January 31, 1999. As of December 31, 1998, the Company had consummated the sale of 66,900 shares of common stock and in February 1999, the Company consummated the sale of an additional 62,000 shares of common stock. The aggregate net proceeds from the IPO were $335,596.

On November 8, 1999, the Company sold an additional 250,000 shares of its common stock for $500,000.

During the second quarter of 1999, the Company completed the sale of 2,400 shares of Class A preferred stock in a private offering of such securities, generating net proceeds of $216,000. The purchasers of these securities also received two-year warrants to purchase 5,000 shares of common stock, for every $25,000 of preferred stock purchased, at an exercise price of $7.50. The preferred shares accumulate dividends at the rate of $10 per share per annum and are convertible to common shares at the option of the holders.

In addition, during the third quarter of 1999, the Company sold shares in its newly created subsidiary, Fragrancedirect.com, Inc. for $190,000.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 3 - SHORT-TERM LOANS PAYABLE:

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. These notes continue to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued and unpaid as of September 30, 1999 was $7,875.

In March 1999, the Company received $275,000 from the sale of 5 1/2 units, each unit consisting of a $50,000 promissory note, bearing interest at 10% per annum, and two year warrants to purchase 10,000 shares of common stock at $7.50 per share. As of September 30, 1999, interest accrued and unpaid aggregated $13,750.


NOTE 4- LOANS PAYABLE - OFFICER:

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

During the nine months ended September 30, 1999, the Company repaid $38,156 of such loans and borrowed an additional $32,000. Accrued and unpaid interest as of September 30, 1999 was $56,201.

                                 PTN MEDIA, INC.
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


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

During the second and third quarters of 1999, the Company paid the entire $30,000 to Ms.Warren. The Company continues to owe model Tyra Banks $100,000 in connection with calendar fees.


NOTE 6 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No.128 "Earnings Per Share" ("SFAS 128").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PTN Media, Inc. ("PTN" or the "Company") is an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company provides this content on its interactive web sites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These web sites, utilizing celebrity models as hosts, will provide an avenue for users to share general tips and advice relating to the subjects covered.

The Company, since its inception, has incurred net losses of $3,241,297 and at September 30, 1999, its current liabilities exceeded its current assets by $1,159,703. The Company may be unable to continue in existence unless it is able to arrange additional financing to supplement its recently completed initial public offering, bridge financing sale of preferred stock and sale of stock in its newly formed subsidiary, Fragrancedirect.com, Inc.

The Company has not yet generated any significant revenues and is still considered in the development stage. Through September 30, 1999, cumulative revenues totaled $17,976, and resulted entirely from the sale of calendars (see discussion below regarding the Claudia Schiffer Calendar Agreement). The Company continues to incur costs associated with the development of its proposed web sites, none of which is at yet fully constructed.

Additionally, the Company has advanced $134,000 to a company controlled by fashion model, Tyra Banks, pursuant to certain agreements between the Company and Ms. Banks' company and has also incurred expenses of approximately $10,000, to date, in connection with the development of the intended web site to have been hosted by Ms. Banks and in connection with the development of calendars featuring her. In June 1998, Ms. Banks declared the Company in breach of these agreements based on the Company's alleged failure to pay the full amount of all advances and reimbursable expenses allegedly owed pursuant to such agreements. The agreement relating to the creation and sale of calendars has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. On December 8, 1998, attorneys for Ms. Banks made a demand for arbitration against the Company alleging that the Company failed to make timely payments of monies due under the executed agreements, and refused to return certain materials to Ms. Banks. Ms. Banks is seeking payment of $153,000 (which amount is recorded as a liability on the financial statements) plus interest, as well as damages for injury to her public reputation. On January 15, 1999, the Company through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. A preliminary administrative conference was held on January 19, 1999 and a hearing was scheduled for April 23, 1999. The hearing scheduled for April 23, 1999 was moved to June 15, 1999 due to Ms. Banks' inability to appear in April due to a prior commitment to film a motion picture in Canada. In October 1999, the two parties met in arbitration and are expecting a decision in January 2000.

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

The Schiffer License Agreement also granted to Ms. Schiffer, 269,682 shares of common stock (the "Shares"), with the right to maintain the ratio of her common stock ownership to that of the Company's President. The Company agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, the Company has been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

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

During the second and third quarters of 1999, the Company paid the entire $30,000 to Ms.Warren.

The Company recently created a new subsidiary, Fragrancedirect.com, Inc. and also hopes to launch "www.fragrancedirect.com," its online fragrance sales effort, during the first half of 2000. On this web site the Company will sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on web sites such as "Amazon.com." The site will be promoted through hyper-links from the Company's affiliated web sites. The Company also intends to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising. The Company anticipates that its prices will be lower than the manufacturer's suggested retail prices, however, not necessarily less than all retail outlets. The web site is currently being completed.

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

Cash Requirements:

In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. As of September 30, 1998, borrowings outstanding under this line aggregated $536,344. During the nine months ended September 30, 1999, the Company repaid $38,156 of such loans and borrowed an additional $32,000. Accrued and unpaid interest as of September 30, 1999 was $56,201.


On September 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement concerning an Initial Public Offering ("IPO") of 400,000 shares of common stock, which the Company hoped would generate net proceeds of approximately $1,600,000. This IPO expired on January 31, 1999. As of December 31, 1998, the Company had completed the sale of 66,900 shares of common stock and in February 1999, closed on the sale of an additional 62,000 shares of common stock, realizing aggregate net proceeds of $335,596. The net proceeds from this offering, along with bridge loans received in 1997, have been used to satisfy the Company's obligations under the License Agreements entered into with the fashion models. Also, during the third quarter of 1999, the Company sold shares in its newly created subsidiary, Fragrancedirect.com, Inc. for $190,000 and on November 8, 1999, the Company sold an additional 250,000 shares of its common stock for $500,000.

In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the second quarter of 1999, the Company completed the sale of 2,400 shares of Class A Preferred Stock in a private offering of such securities, generating net proceeds of $216,000. The purchasers of these securities also received two-year warrants to purchase 5,000 shares of common stock for every $25,000 of Preferred Stock purchased at an exercise price of $7.50. The preferred shares accumulate dividends at the rate of $10 per share per annum and are convertible to common shares at the option of the holders.

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

Year 2000

The Company has completed a review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is also continuing to monitor its computer systems and monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to critical tasks such as web site hosting. While the Company believe its procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, its efforts, or those of third parties with whom the Company interact, may not be satisfactorily completed in a timely fashion or may cost substantially more to remedy than the amount the Company anticipates. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.

Impact of recently issued accounting standards

In February 1999, the FASB issued SFAS No. 135, "Recession of FASB Statement No. 75 and Technical Corrections" and in June 1999 the FASB issued SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements are not applicable to the Company.


Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to fully establish its web sites and satisfactorily resolves the litigation with Ms. Banks. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Change in Securities and Use of Proceeds

On November 8, 1999, the Company sold an additional 250,000 shares of its common stock for $500,000.


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PTN Media, Inc.



                                            By:  /s/ Peter Klamka
                                               ---------------------------------
                                                 Peter Klamka
                                                 Chief Executive and Principal
                                                 Accounting Officer


Date:  November 22, 1999