Form 10KSB40
period 1999-12-31
PTN MEDIA INC
filed 2000-04-14
CIK 1061169

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

                        Commission File Number: 000-24835

                                 PTN MEDIA, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                    38-3399098

   (State of Incorporation)                   (I.R.S. Employer I.D. Number)

        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
             (Address of principal executive offices and Zip Code)

                                 (734-327-0579)
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended December 31, 1999):
$13,700

Aggregate market value of voting stock held by non-affiliates at December 31, 1999: $11,375,105

Indicate the number of shares outstanding of each of the registrant's classes of common stock:
4,049,862 common shares were outstanding as of December 31, 1999.

                                   FORM 10-KSB
--------------------------------------------------------------------------------

                                 PTN MEDIA, INC.

             Form 10-KSB for the Fiscal Year ended December 31, 1999

                                Table of Contents

                                     PART I
                                                                            Page
                                                                            ----

ITEM 1.  DESCRIPTION OF BUSINESS ...........................................   3

               Background on our Business ..................................   3

               Background on our Industry ..................................   4

               Our Web Sites ...............................................   5

               Our Sources of Revenue ......................................   7

               Web Host; Operations, Security and Technology ...............   8

               Competition .................................................   9

               Technology; Trademarks and Proprietary Rights ...............  10

               Government Regulation .......................................  11

               Arbitration filed by Tyra Banks .............................  11

         RISK FACTORS ......................................................  13

         EMPLOYEES .........................................................  18

         FACILITIES ........................................................  18

ITEM 2.  DESCRIPTION OF PROPERTY ...........................................  18

ITEM 3.  LEGAL PROCEEDINGS .................................................  19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  19

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........  20

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ...........................................  20

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS .......  21

               General .....................................................  21

               Overview ....................................................  21

               Cash Requirements ...........................................  23

               Impact of recently issued accounting standards ..............  24

               Forward looking statements ..................................  24

ITEM 8.  FINANCIAL STATEMENTS ..............................................  25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS .....................  25

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ......  26

ITEM 11. EXECUTIVE COMPENSATION ............................................  27

               Employment and Consulting Agreements ........................  27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....  28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................  29

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K ..................................  30

         REPORTS ON FORM 8-K ...............................................  31

SIGNATURES ................................................................. S-1

FINANCIAL STATEMENTS ....................................................... F-1

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

Background on our Business


         We are an interactive media content provider of branded content and commerce opportunities for defined target audiences using a combination of new and traditional media. Our strategy is to create content that is of great appeal to our targeted audience and attract advertisers desiring to reach this audience. Our initial efforts have been dedicated to content related to fashion, style and beauty. We currently provide this content on our interactive web site fashionwindow.com (www.fashionwindow.com). We intend to provide similar content on claudiaschiffer.com. (www.claudiaschiffer.com), that will be hosted by the supermodel Claudia Schiffer. We have the exclusive license to use Ms. Schiffer's name and likeness in connection with this web site. We intend to launch this site in the first quarter of this year.

         We also intend to add celebrities to fashionwindow.com, create additional web sites hosted by well-known models and celebrities, and provide similar content on television, print and other forms of traditional media. We currently market an electronic calendar featuring model Estella Warren.

         Our strategy is to draw a large number of users to our web sites by offering popular area of Web usage including current news and information on fashion, advice on fashion and personal care, commerce opportunities, search capabilities for additional commerce opportunities online and community interactivity.

         We further intend to draw users to our web sites by the following means:

Offer free information and services: We provide information, services, and commerce opportunities without cost or charges to the user and make those services easily accessible.

Develop additional licensing of our content to third parties: We are presently party to one license of our original content and are exploring additional opportunities to extend our licensing to other web sites and to other media. These relationships will enable us to develop recognition for our content cost effectively.

Develop value added electronic commerce: We believe that Web-based electronic commerce for fashion, apparel and beauty products will continue to grow as an increasing number of consumers and businesses accept the Internet as a viable method of purchasing these goods and services. We currently offer a number of ways to purchase goods and services on our sites including placement of a number of leading internet retailers in our "Shops at FW" area, the Personal Shopper which allows the purchases of items found in search results, direct response via banners, and product specific purchases through afffina Stores.

Enhance fashionwindow.com's product offerings: We intend to enhance and expand product offerings on fashionwindow.com with additional content areas such as music, features, and functionality to maintain and enhance our market position.

Provide original and compelling targeted sites: Specific sites such as claudiaschiffer.com should offer us opportunities to deliver premium advertising opportunities to a user base with attractive demographics and to diversify our revenue streams through rents, transactional revenue, and licensing.

Establish market awareness and brand recognition: We believe that building the fashionwindow.com brand is a critical element of our business strategy. In this regard, we expect to place significant emphasis on establishing a brand identity for our sites and product offerings. We seek to reflect a network of fashion related sites that provide a compelling balance of commerce, community, and content. Our strategy is to build brand awareness using our content licensing, creation of radio programming, and traditional advertising and sponsorships.

Advertise our web sites: We advertise and promote our web sites through various forms of media. We purchase banner advertisements on search engines on the World Wide Web and enter into advertising barter arrangements with other web sites. We promote our web sites through advertising and promotional spots contained within Company-sponsored radio programs and by advertising in selected publications. We arrange for the promotion of our web sites by host models, to the extent that they are not prohibited from participating in any such promotion as a result of other commitments, or such promotion is limited by the terms of our license with the model. Finally, promotional advertising in connection with products offered by us, including calendars and electronic planners, is another means by which we promote our web sites.

Offer interactive communication: We plan to offer an online avenue for interactive communication covering topics such as fashion and health, with the primary focus on our web sites' models and celebrity hosts. Our goal is to operate the exclusive online access to select models such as Claudia Schiffer, and to provide visitors and members with information, photos and other content unavailable elsewhere.

Background on our Industry

         By accessing the World Wide Web through the Internet, users can reach a multitude of web sites simply by typing domain names, normally beginning with the letters "www" and ending with the letters "com," "gov," "org" or other suffix depending on the type of entity. Recent improvements in web browsers and search engines, which help users navigate the information and services offered on the World Wide Web, have made locating these web sites much simpler. We believe that as the number of providers of infrastructure, access and browser services increases and access to and the usefulness of the Internet improve, the quality of the content provided by web site operators also will improve. This in turn should attract greater levels of commerce over the Internet.

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

Our Web Sites

         Fashionwindow.com

         We currently have one online destination that provides content over the Internet, fashionwindow.com (www.fashionwindow.com). Although there are currently several fashion-related web sites on the Internet, and we expect there to be several additions in the future, we believe that the editorial content, exclusive celebrity relationships and innovative features of fashionwindow.com, as well as web sites we plan to develop, will distinguish us from other providers. Fashionwindow.com offers, and our anticipated web sites are expected to offer, a variety of articles covering fashion, beauty, style and entertainment. Most of these articles are provided by freelance journalists who are experienced writers in these fields.

         Claudiaschiffer.com

         We have the exclusive license to use well-known model Claudia Schiffer's name and likeness in connection with a web site in production, claudiaschiffer.com (www.claudiaschiffer.com). We intend to launch claudiaschiffer.com in the first quarter of this year. This license agreement with Ms. Schiffer, which we entered into in November 1998, grants us the exclusive license for an on-line Internet service devoted to Ms. Schiffer. Pursuant to the terms of the license agreement, we have the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also is required to make promotional appearances and voice recordings to promote the site and provide content for it. The license agreement continues until the year 2001. We are obligated to pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

         The license agreement grants to Ms. Schiffer 219,682 shares of our Common Stock, with the right to maintain the ratio of her Common Stock ownership to that of Peter Klamka, our President. We valued Ms. Schiffer's shares at 80% of the market value of our stock on the date of issuance or $4.00 per share. We agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, we have been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

         In November and December 1998, we paid Ms. Schiffer an aggregate of $145,000 pursuant to the terms of the Schiffer License Agreement. We then paid Ms. Schiffer an additional $155,000 in February 1999, at which time she executed the license agreement. Additionally, in December of 1998, we agreed to issue to Ms. Schiffer an additional 50,000 shares of our Common Stock, so that Ms. Schiffer would be entitled to receive a total of 269,682 shares of Common Stock. Ms. Schiffer was paid in full for 1999. Ms. Schiffer has been paid $100,000 toward the year 2000 obligation. We currently owe Ms. Schiffer $300,000.

         Fragrancedirect.com.

         Our wholly owned subsidiary, Fragrancedirect.com, plans to launch our online fragrance sales effort within the next several months.
Fragrancedirect.com, with the assistance of IXL, is completing the construction of a web site with the Internet address "www.fragrancedirect.com." On this web site we will sell colognes, gift items, perfumes and other fragrances to Internet users.

         We anticipate that our prices for fragrances will be lower than the manufacturers suggested retail prices, however, not necessarily less than all retail outlets.

         We intend to obtain product liability insurance in such amounts as are appropriate to insure against any possible product liability exposure resulting from the sale of fragrances on www.fragrancedirect.com. We are aware of at least two similar web sites attempting to compete for the on-line fragrance business.

         Additional Web Sites and Content

         We are currently negotiating licenses with other popular models in connection with our development of additional fashion-related web sites to be hosted by these models. These web sites will offer content areas similar to those provided on our Fashionwindow.com site, except that the content of each web site will be specifically tailored to the look and style of its model host, as well as the interests of the targeted audience. We also plan to provide daily television listings and astrological forecasts on our web sites, which are expected to be obtained on a barter basis.

         We believe that user interaction will be the main draw of our web sites. Our plan is to continuously add to and change the content on our web sites to enhance user interest. This content may include national and regional "behind the scenes" news from fashion shows, models, clothing designers and other celebrities. In addition, we may enter into arrangements for live broadcasts of fashion shows featuring models from our web sites.

Our Sources of Revenue

         Advertising

         We believe that Fashionwindow.com offers a desirable vehicle for advertisers seeking to reach fashion-oriented consumers. The subject matter of Fashionwindow.com and our proposed future web sites attract an audience that is well educated, sophisticated and affluent. To be successful, we must attract advertising placements from businesses that provide the types of products and services that appeal to the target audience of our web sites.

         Banner Advertising

         We derive substantially all of our revenues from the sale of advertising banners on our initial web site. These banners appear on a user's computer screen when accessing different areas of our web sites. The interactive nature of the Internet also allows users to obtain extensive additional information about an advertiser's products or services instantly, by clicking on a hypertext link to the advertiser's web site. In some cases the advertiser's products can be purchased in a transaction completed on the Internet. We have entered into agreements with certain advertisers whose banner advertisements appear on our fashionwindow.com web site, and are negotiating with additional advertisers to place banner advertisements on our current and/or future web sites.

         In November 1999 we entered into an exclusive representation agreement with Adsmart Corporation for both fashionwindow.com and claudiaschiffer.com. The term of the agreement is one year. The advertisements are sold pursuant to the agreement on a cost per thousand impressions basis.

         Lycos Agreement

         In an agreement executed on November 16, 1998, Lycos, Inc. agreed to provide us with $600,000 worth of advertising banner impressions on the Lycos network consisting of complete page views with a Claudia Schiffer advertising banner and a link to www.claudiaschiffer.com. The banner advertising and link to our web site were made available to us commencing on December 15, 1998 and were available until December 15, 1999. Lycos has verbally informed us that they will exercise their option to renew the agreement. We are finalizing documentation, although there can be no assurance that Lycos will renew the agreement. These impressions will only be used to promote www.claudiaschiffer.com, and Lycos has also agreed to include at least $200,000 worth of these advertisements on its web site lycos.com. Advertising content and placement on the Lycos network are subject to approval by both parties, with banners rotated as often as the Company desires. Lycos is currently running banner advertisements for www. claudiaschiffer.com and will commence links to the Company's web site as soon as the site is up. In exchange for the services to be provided by Lycos, the Company will provide Lycos with a link to the Company's Claudia Schiffer web site, placed at the Company's discretion. Ms. Schiffer has the right to terminate this agreement at any time. This agreement is a barter arrangement for advertising, does not involve any monetary payments and can be renewed by mutual agreement of both parties.

         Syndicated Radio Shows

         The Company has had preliminary discussions with a national syndicator of radio programming, in connection with the development and airing of a daily 90-second radio show devoted to the same subject matter as the Company's web sites. We have paid supermodel Veronica Webb $2,500 to tape pilot episodes of our proposed radio program Fashionwindow.com Minute. The program is currently being evaluated for distribution. We are also exploring a long form program featuring MTV host and E Channel host Downtown Julie Brown. We paid Ms. Brown $2,500 to tape a pilot episode of this program. The program is currently being evaluated for distribution. Syndicated radio shows could be a source of additional revenue through the sale of up to 30 seconds of advertising time as well as increase traffic to our web sites allowing us to generate more banner advertising. There can be no assurance that we will be able to enter into an agreement with a syndicator or develop or make profitable a radio show.

         Marketing and Promotion

         The Company continually evaluates numerous ways to promote its brand names such as "Fashionwindow," believing that brand recognition will assume increasing importance as the volume of activity on the Internet increases. The Company intends to promote its web sites, products and other services through cobranding and online partnerships, paid advertising, content syndication, public relations and sponsorship.

Web Host; Operations, Security and Technology

         Our web sites are made available to users through our web host, Digex. We provide pages of code, graphics and video to Digex, which uploads this information to its dedicated servers. Digex is responsible for all traffic, security and management of the technological aspects of our web sites. We are responsible for updating the content on the web sites and to apprising Digex of our changing technological needs and offering Digex the opportunity to provide for these needs. We compensate Digex with a combination of cash and promotional consideration. We believe we would have no difficulty replacing Digex with another web host if our relationship with Digex were to be terminated for any reason.

         A key element of our success is to generate a high volume of use of our sites. Accordingly, high levels of performance are critical. Any system failure that causes interruption or an increase in response time could result in less traffic to our web sites and, if sustained or repeated, could reduce the attractiveness of our web sites to advertisers. Further, any substantial increase in the number of visits to our web sites could strain the capacity of the software or hardware deployed by us or our web hosts and would require us to expand and adapt our network infrastructure. Our inability to add software or hardware to accommodate substantial increases in traffic could lead to slower response time or system failures.

         Our operations also are dependent, in part, upon the ability of our web hosts to protect their operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. We do not currently have redundant, multiple site capacity in the event of any such occurrence. Notwithstanding the implementation of security measures by us, such as limiting physical and network access to its routers, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive acts by Internet users. These factors could lead to interruption, delays or cessation in service of our web sites. Furthermore, the inappropriate use of the Internet could jeopardize the security of confidential information stored in the computer systems of our customers and other users of the Internet, which could deter potential customers from accessing our web sites and give rise to uncertain liability to users whose security and privacy has been infringed. A security breach could result in loss of customers, damage to our reputation, damage to our web sites, costs of repair and detection and other expenses. The security and privacy concerns of existing and potential customers may inhibit the growth of the Internet, in general, and our revenues in particular.

Competition

         Competition among content providers on the Internet is intense and is expected to increase significantly. The Internet is currently characterized by minimal barriers to entry, since new web sites can be developed and launched at relatively low cost. We face competition from a number of sources that provide content through one or more media, such as print, broadcast, cable television and the Internet. In order to compete successfully, we must establish and maintain awareness, among the public, of our brand names, effectively market our services and products, and successfully differentiate our web sites. This will be highly dependent on our ability to provide compelling and popular content to attract Internet users and support advertising and sales of products and services that are intended to reach such users.

         We compete with a significant number of web content providers, several of which offer competitive services and/or products, and address certain of our target markets, including, among others, Women's Wire, Elle Magazine, Ford Models, Inc. and Pataxi Entertainment Network, Inc. (operator of supermodel.com). In addition, we compete against large service providers, including web directories, search engines, commercial online services and sites maintained by Internet service providers, many of which offer content similar to that provided on our web sites and attract advertisers targeting the same audience as us. Some of these companies include Microsoft Corporation, America Online, Inc., Netscape Communications, Yahoo! Inc. and Prodigy Services Co. Many of these competitors have significantly greater financial, technical and marketing resources than us, and include companies that are larger and better capitalized than us. These competitors also may have expertise and established brand recognition in the Internet market.

         In addition, we compete for the time and attention of Internet users with thousands of non-profit Internet sites operated by educational institutions, governments and individuals. Existing and potential competitors also include other forms of media, such as television, radio and print media, many of which provide services and products that are similar to those which we currently provide and also intend to provide through our web sites. Although traditional media outlets do not offer many of the interactive features available through the Internet (such as online chat rooms, E-mail, etc.), there are numerous publications, as well as television and radio programs, which provide editorial content similar to that which we provide on our web site, as well as articles and features on fashion, beauty, health and celebrities. There can be no assurance that our competitors will not develop services and products that are superior to ours or that achieve greater market acceptance.

         We believe that the principal competitive factors in the Internet market are brand recognition, ease of use, content depth, content quality, content presentation, speed and quality of service execution, competitive pricing, successful marketing and the availability of targeted content and focused value added services and products. To be competitive, we believe that we must distinguish our editorial content from our competitors and customize this content to appeal to our target audiences.

         Since many of our competitors have greater resources than us, these competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing their content and services. In addition, as a strategic response to changes in the competitive environment, we may make certain pricing, service or marketing decisions or enter into acquisitions of new entities that could have a material adverse effect on our business, results of operations and financial condition.

Technology; Trademarks and Proprietary Rights

         Our success is highly dependent on our trademarks and other intellectual property rights. We rely upon trademark and copyright law, trade secret protection and, where appropriate, confidentiality and /or license agreements with our employees, independent contractors and consultants to protect our proprietary rights. To date, none of our trademarks has been registered, nor do we currently contemplate registering any of our trademarks. We also rely on copyright laws to protect the original content included on our web sites. A substantial amount of uncertainty exists concerning the application of copyright laws to the Internet, and there can be no assurance that existing laws will provide us with adequate protection.

         Effective trademark, copyright and trade secret protection may not be available in every country in which our services and products are distributed or appear via the Internet. As part of our business strategy, we may license our content, trademarks and images to third parties. Without adequate protection in foreign markets, there can be no assurance that these licensees will not take actions that might materially or adversely affect the value of our proprietary rights. In addition, despite our efforts to protect our proprietary rights, the rapid pace of technological innovation on the Internet makes it possible for third parties to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our technology and intellectual property will be difficult. We generally obtain confidentiality agreements from all employees and independent contractors providing services in connection with the development and design of our web sites.

Government Regulation

         Our business is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, indecent or patently offensive communications on the Internet (although certain provisions of that law have recently been held to be unconstitutional). The manner in which this law, or any similar law which may be adopted in the future, will be interpreted and enforced and its effects on our proposed operations cannot yet be fully determined. The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our services and products and increase our cost of doing business. Furthermore, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain.


Arbitration filed by Tyra Banks

         We entered into a license agreement with a company controlled by well-known model, Tyra Banks, similar to the license agreement with the company controlled by Claudia Schiffer. In addition, we also entered into an agreement with Ms. Banks' company in connection with the creation, marketing and sale of calendars and electronic planners featuring photographs of Ms. Banks. On June 18, 1998, Ms. Banks declared us in breach of both of these agreements and has refused to perform under either of them. The basis for this declaration was our alleged failure to pay the full amount of all advances due and payable to Ms. Banks' company pursuant to the agreements, as well as our failure to fully reimburse Ms. Banks for certain expenses provided for under the calendar agreement. To date, we have advanced funds to Ms. Banks' company in the aggregate amount of $134,000. We received a letter from Ms. Banks' attorneys, dated September 8, 1998, demanding that we pay to Ms. Banks' company an additional $153,000 on or before September 15, 1998, cease all uses of Ms. Banks' name, picture and likeness and return all photographs and images of Ms. Banks. This letter further stated that in the event that we failed to comply with their demands by that date, Ms. Banks and her company would be forced to take all "appropriate" action to recover all amounts alleged to be owed, and to enforce their rights against us.

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against us under the commercial arbitration rules of the American Arbitration Association. Ms. Banks' attorneys alleged that we failed to make timely payments of money due upon the execution of the web site license agreement and calendar agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking the amount of $531,333, allegedly owed to her, to prohibit the Company from using her name, picture and likeness, and to have all images of Ms. Banks, in any form, returned to her.

She also is seeking the cost of attorney's fees. On January 15, 1999, we, through our attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. We raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the web site agreement. We are seeking the amount of $264,000, in damages related to the Calendar and Web Site Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and we filed briefs on March 6, 2000 in response and are awaiting the arbitrator's decision. We intend to vigorously defend ourself in this arbitration, and believe that we have meritorious defenses. Nonetheless, there can be no assurance that we will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on us.

                                  RISK FACTORS

         Investing in our common stock is very risky. You should be able to bear a complete loss of your investment. You should carefully consider the following risks, among others.

We have an accumulated deficit and anticipate further losses.

         We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 1999, we had an accumulated deficit of $4,477,718. We expect to incur operating losses for the foreseeable future due to the significant expenses which we expect to incur in the continued development and marketing of fashionwindow.com, the development and marketing of our proposed web site claudiaschiffer.com as well as expenses related to any additional sites that we develop. These expenses include substantial advance royalty payments that we have agreed to make to Ms. Schiffer. Additionally, to the extent that we engage additional models and/or celebrities for our web sites, we will most likely be required to pay advance royalties to those persons.

         We have generated extremely limited revenues to date from our fashionwindow.com web site, and there can be no assurance that we will ever generate revenues from this web site or from any other business we conduct. These initial revenues have been generated primarily from advertising placed on fashionwindow.com. We also expect to significantly increase our operating expenses to expand our sales and marketing operations, to fund greater levels of product development, and to develop other forms of revenue-generating business, such as direct response sales, licensing of our proprietary materials to others, and celebrity chat clubs.

We received an opinion from our accountants for the period ended December 31, 1999 which raised doubt about our ability to continue after such date as a going concern.

         Our consolidated financial statements for the year ended December 31, 1999, which are included in this Form 10KSB, indicate that there was substantial doubt as of December 31, 1999 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

We need to raise additional funds to fund our business operations.

         We need to raise additional funds because our cash flows have proven to be insufficient to fund operations. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. We may raise funds through equity or debt financings, depending on our opportunities. If we raise additional funds by issuing equity securities, this will further dilute the interests of our current stockholders. If we raise additional funds by issuing debt securities, we will be subject to the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that our existing stockholders will provide any portion of our future financing requirements.

We depend on license agreements with models to attract users to our web sites.

         We plan that a principal attraction of our web sites will be celebrity models who host our web sites. In the event we are unable to retain the services of a sufficient number of celebrities to host our web sites, or maintain the services of such celebrities for an extended period of time, it is highly unlikely that our web sites will attract the number of users required to obtain significant advertising and merchandisers.

         In addition, the success of our web sites will be highly dependent on the continued popularity of the celebrity models who host the sites. In the event that the popularity of any such celebrity model fades in the public eye, including for among other reasons, disclosure of allegedly illegal or immoral acts by such celebrity model, we will in all likelihood find it necessary to terminate our relationship with that celebrity model. This could adversely effect our business because a suitable replacement may not be available on a timely basis and on mutually agreeable terms and conditions.

We may not be successful in an arbitration filed by Tyra Banks. This could have a material adverse effect on our business.

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against us under the Commercial Arbitration Rules of the American Arbitration Association. There can be no assurance that we will be successful in this arbitration and an unfavorable settlement or result in this matter could have a material adverse affect on us. Ms. Banks' attorneys alleged that we failed to make timely payments due upon the execution of the Web Site License Agreement and Calendar Agreement between Ms. Banks and us. Ms. Banks is seeking damages under the Calendar Agreement in the amount of $161,333, damages under the Web Site Agreement in the amount of $370,000, and legal fees. On January 15, 1999 we, through our attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. We raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks of the Agreements. We are seeking $264,000 in damages related to the Calendar and Web Site Agreements. A hearing was held in October 1999 and we filed briefs on March 6, 2000 in response and are awaiting the arbitrator's decision.

In the event that we fail to attract advertising customers, lose customers after they have been retained, or we are forced to reduce advertising rates in order to retain or attract advertisers, our business, results of operations and financial condition could be materially and adversely affected.

         We derive substantially all our revenues from the sale of advertisements on our web sites and expect this trend to continue through 2000. Our ability to generate advertising revenues will depend upon, among other factors, the acceptance of our web sites as attractive and sustainable media, the development of a large audience of users of our web sites and the effective development of media properties that provide user demographic characteristics that will be attractive to advertisers. Existing advertising placement contracts are for relatively short terms, generally three months or less, and are terminable by advertisers at any time on very short notice. Consequently, our advertising clients will be able to eliminate or move their advertising to competing Internet sites or from the Internet to traditional media, quickly and at low cost.

         There is currently intense competition in the sale of advertising on the Internet. This competition has resulted in a wide range of advertising rates for a variety of advertising services, making it difficult to project future levels of Internet advertising revenues which may be realized by us or any of our competitors. Competition among current and future web sites, as well as competition from traditional media for advertising placements, could result in significant price competition and reductions in our projected advertising prices and revenues.

In the event that we are unable to generate significant revenues from any sources other than advertising placements, our business, results of operations and financial condition could be materially and adversely affected.

         Our ability to expand our business is also dependent upon our success in generating significant revenues from sources other than advertising placements on our web sites. We intend to enter into direct marketing arrangements with a variety of businesses in connection with the sale of their products and services on our web sites. There can be no assurance that we will be able to enter into such arrangements or create and maintain revenue from such arrangements.

If our web sites and the content contained thereon are not accepted, or develop more slowly than expected, or the market becomes saturated with competitors, our business, results of operations and financial condition will be materially and adversely affected.

         Our success is dependent upon our ability to deliver original and compelling content in order to attract users. There can be no assurance that our current web site and/or future web sites, to the extent developed and launched, will contain content which will be attractive to a sufficient number of users to generate advertising revenues or that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of new and repeat users to our sites. If we are unable to do so, this will have a material adverse effect on our financial condition. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services, such as our web sites, are subject to a high level of uncertainty and risk. Because this market is new and evolving, it is difficult to predict future growth. There can be no assurance that we will be able to successfully develop a market for our web sites or that demand will emerge or become sustainable.

         If we are unable to develop and maintain satisfactory relationships with other web sites or if our competitors are better able to maintain such relationships, our business, results of operations and financial condition could be materially and adversely affected.

         Our ability to advertise on other web sites and the willingness of the owners of such sites to direct users to our web sites through hypertext links is critical to our operations. Search engines, directories and other navigational tools managed by Internet service providers and web browser companies also significantly affect traffic to our web sites. We also depend on our relationships with third party vendors of Internet development tools and technologies in order to develop the content required to attract users to our web sites. Developing and maintaining satisfactory relationships with such persons could become more difficult and expensive as competition increases among content providers.

         A security breach could result in loss of customers, damage to our reputation, damage to our web sites, costs of repair and detection and other expenses. This could have a material adverse effect on our business, results of operations and financial condition.

         Although we have engaged a third party, Digex, Inc. to host our initial web site, and intend to engage third parties to host all our web sites, the Internet infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems by our customers and other Internet users. These factors could lead to interruption, delays or cessation in service thereby causing harm to our business and financial condition. In addition, unauthorized use of the Internet could also jeopardize the security of confidential information stored in computer systems of our customers and other parties using the Internet, which could deter potential customers from accessing our web sites and give rise to liability to users whose security or privacy has been infringed.

         If we are unable to compete successfully with potential competitors it will have a material adverse effect on our business, results of operations and financial condition.

         The market for Internet services and products is highly competitive and competition is expected to continue to increase significantly in the future. In addition, we expect the market for web-based advertising to be intensely competitive.

         There can be no assurance that we will ever be able to compete successfully with potential competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition. There are no significant barriers to developing web sites, and we expect competition to continue to grow. We compete with a significant number of web content providers, several of which offer competitive services and/or products, and address certain of our target markets, including, among others, Women's Wire, Elle Magazine, Ford Models, Inc. and Pataxi Entertainment Network, Inc. (operator of supermodel.com). Many of these competitors have significantly greater financial, technical and marketing resources than us, and include companies that are larger and better capitalized than us. These competitors may also have expertise and established brand recognition in the Internet market. There can be no assurance that our competitors will not develop Internet services and products that are superior to those currently offered or contemplated by us or that they will not achieve greater market acceptance than our contemplated services and products. In addition, we compete with these competitors, online services and other web site operators, for the same sources of advertising and direct marketing revenue.

       Our web site competes with (and any future developed web sites will compete with) other forms of media, such as television, radio and print media, many of which provide services and products that are similar to those which we currently provide and also intend to provide through our web sites. Although traditional media outlets do not offer many of the interactive features available through the Internet (such as online chat rooms and E-mail), there are numerous publications, as well as television and radio programs, which provide editorial content similar to that which we provide on our web site, as well as articles and features on fashion, beauty, health and celebrities. We also will compete with these traditional media outlets for advertising revenue and direct marketing revenue.

         Although we believe that there exists a large share of advertising dollars available to us and other web site operators, as well as several other commercial opportunities for the generation of revenues through our contemplated web sites, competition among current and future web sites, as well as competition with other forms of media for advertising placements, could result in significant price competition and reductions in advertising revenues.

         The loss of our Chief Executive Officer's services would have a material adverse effect on us.

         Our success will be largely dependent on the efforts of Peter Klamka, our Chairman, President and Chief Executive Officer, and his ability to forge new relationships with celebrity models and to maintain such relationships, as well as to oversee the development and maintenance of our web sites and other services and products. Our success will also be highly dependent on Mr. Klamka's ability, as well as the ability of others employed by us, to obtain advertising placements consistent with the demographic characteristics of the users of our web sites. The loss of his services would have a material adverse effect on our business and prospects.

         We have not entered into an employment agreement with Mr. Klamka and Mr. Klamka has not entered into any agreement restricting his involvement in a business which competes with us. As a result, Mr. Klamka is an employee-at-will and has the right to leave us at any time. Mr. Klamka has informed us that he intends to devote a substantial portion of his working time to our business and that he also intends to devote a portion of his time to other business interests that do not compete with our business. In addition, Mr. Klamka is not restricted from entering into a competing business after the term of his employment with us; provided, however, that he would not be permitted to use proprietary information and trade secrets belonging to us. Our success will also be dependent upon our ability to hire and retain qualified writers, editors and technical personnel, as well as qualified marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain additional qualified personnel.

         EMPLOYEES

         The Company presently employs two individuals, Peter Klamka, its Chairman, President and Chief Executive Officer and Chris Giordano, its chief Operating Officer. None of the Company's employees are represented by a labor union.

         FACILITIES

         The Company currently maintains its executive offices, consisting of 1,353 square feet of space, at 455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan, pursuant to a three year lease at a monthly rental of $2,227. The telephone number is (734) 327-0579.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web Site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking the amount of $153,000, plus interest, allegedly owed to her, to have the Company not use her name, picture and likeness, and to have all images of Ms. Banks, in any form, returned to her. She also is seeking damages for injury to her public reputation, lost royalties and the cost of attorney's fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. The Company is seeking the amount of $100,000, plus additional damages, relating to the advance payment made by the Company to Bankable, Inc. A preliminary administrative conference was held on January 19, 1999, and the Company's attorneys believe that a hearing will be scheduled for March. Both parties have also expressed an interest in resolving this matter through mediation. Mediation would run concurrently with the arbitration process, prior to the arbitration hearing. The Company intends to vigorously defend itself in this arbitration, and believes that it has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on the Company. [Update]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market information.

         A limited public market for the Company's Common Stock exists on the NASDAQ Bulletin Board under the symbol "PTNM."

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

    Quarter Ended                High                           Low

 March 31, 1999*               $ 7.00                          $ 4.00
 June 30, 1999                 $ 8.25                          $ 5.00
 September 30, 1999            $ 8.25                          $ 1.63
 December 31, 1999             $ 7.38                          $ 2.00
 March 31, 2000                $15.06                          $ 5.25

 -----------------------------

 * The Company's Common Stock commenced trading on March 29, 1999.

         As of March 31, 2000, there were approximately 100 record holders of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

General


         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

The Company, since its inception, has incurred net losses of $4,477,718 and at December 31, 1999, its current liabilities exceeded its current assets by $544,236. The Company may be unable to continue in existence unless it is able to arrange additional financing to supplement its recently completed initial public offering, bridge financing and sale of preferred stock and common stock.

The Company has not yet generated any significant revenues and is still considered in the development stage. Through December 31, 1999, cumulative revenues totaled $18,188, and resulted entirely from the sale of calendars (see discussion below regarding the Claudia Schiffer Calendar Agreement). The Company continues to incur costs associated with the development of its proposed web sites.

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

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the commercial arbitration rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution of the web site license agreement and calendar agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking damages under the Calendar Agreement in the amount of $161,333, damages under the Web Site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the web site agreement. The Company is seeking the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response and is awaiting the arbitrator's decision. The Company intends to vigorously defend its self in this arbitration, and believes that its has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on the Company.

The Company entered into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") which grants the Company the exclusive license for an on-line Internet service devoted to Ms. Schiffer. The Company has the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. The Company would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year (which amount was paid) of the Schiffer License Agreement, $400,000 for the second year (of which $100,000 has been paid), and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

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

During the second and third quarters of 1999, the Company paid the entire $30,000 to Ms. Warren.

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

Cash Requirements

In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. As of December 31, 1999, borrowings outstanding under this line aggregated $458,844. Accrued and unpaid interest as of December 31, 1999 was $64,348. In February 2000, the principal and accrued interest were converted into 110,000 shares of the Company's common stock.

On September 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement concerning an Initial Public Offering ("IPO") of 400,000 shares of common stock, which the Company hoped would generate proceeds of approximately $1,600,000. This IPO expired on January 31, 1999. As of December 31, 1998, the Company had completed the sale of 66,900 shares of common stock and in February 1999, closed on the sale of an additional 62,000 shares of common stock, realizing aggregate net proceeds of $326,596. The net proceeds from this offering, along with bridge loans received in 1997, have been used to satisfy the Company's obligations under the License Agreements entered into with the fashion models.

During 1999, the Company issued 190,000 shares of common stock for professional services valued at $637,500. The Company also issued 200,000 warrants to purchase shares of common stock for professional services valued at $200,000 and the Company issued 25,000 options to purchase shares of common stock for legal fees valued at $25,000.

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

During the fourth quarter of 1999, the Company issued 402,500 shares of its common stock is a series of private placement offerings for aggregate proceeds of $737,500.

In July and August of 1999, the Company's subsidiary Fragrancedirect.com, Inc. issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share

In February 2000, the Company converted the loan payable - officer and interest payable to officer into 110,000 shares of the Company's common stock. In addi0ion in February 2000, the Company sold 182,000 shares of its common stock in a private placement offering with gross proceeds aggregating $910,000

Since the Company raised less than the estimated maximum amount of net proceeds available pursuant to the Initial Public Offering, the Company has insufficient funds available for operations and would be required to seek additional financing sooner than anticipated or curtail certain of its planned activities. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

Impact of recently issued accounting standards

In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" and in June 1999 the FASB issued SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements are not applicable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS.

         The consolidated financial statements of PTN Media, Inc. and its subsidiary, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         (a) Directors and executive officers of the Company (as of the date of this Report):


         Directors and Executive Officers

         Our directors and executive officers are as follows:

       NAME                               AGE                   POSITION
Peter Klamka............................   31               Chairman of the Board, President,
Chris Giordano..........................   44               Chief Operating Officer



         The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during the last five years are set forth below.

         Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception in May 1997. From 1990 to 1991, Mr. Klamka was employed as an analyst with Credit Lyonnais. From 1991 to 1993, he was employed by DMA Holdings, a private investment concern that invested in and acquired automotive parts suppliers. His duties included the evaluation of acquisition candidates. From 1993 to 1994, Mr. Klamka was the owner and sole stockholder of General Display, a company that manufactured scoreboards and timing equipment for sports facilities. He sold this company in 1994. In 1994, Mr. Klamka founded Wilshire Fragrance, a company that developed and marketed men's fragrance products. Mr. Klamka was the chief executive officer of Wilshire Fragrance from 1994 through 1996. In connection with his fragrance business, in 1996, Mr. Klamka developed, what he believes to have been one of the first authorized celebrity web sites, featuring Anna Nicole Smith promoting fragrances for Wilshire Fragrance. Mr. Klamka continued working on this web site until early 1997. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

         Chris Giordano has been our Chief Operating Officer since December 1999. Mr. Giordano has been President of Birchwood Capital Advisors Group, Inc. since 1992 and has arranged over $200 million in financings in that period. Prior to 1992, Mr. Giordano was employed by Pain Webber, Inc. in their asset management group. Mr. Giordano earned a BSBA in Accounting and Finance from the University of South Florida in 1977.

         (b) Other significant employees. None.

         (c) Family relationships. None.

         (d) Involvement in certain legal proceedings. None.


ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended December 31, 1998. No executive officer received annual compensation in excess of $100,000.

Name and                                                     Other Annual   Restricted Stock   Options/    LTIP       All Other
                                                             ------------  -----------------   --------   -----       ---------
Principal Position           Year    Salary($)   Bonus($)    Compensation        Awards          SARs      Payouts   Compensation
------------------           ----    ---------   --------    ------------        ------          ----      -------   ------------
Peter Klamka, Chairman,     1999     $45,000         0             0                0           250,000        0            0
 President and CEO(1)....   1998     $50,000         0             0                0               0          0            0

                                                                            16,666 Shares of
                            1997     $0              0             0         Common Stock           0          0            0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date of this Report, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:

 NAME AND ADDRESS OF       NUMBER OF SHARES
  BENEFICIAL OWNER(1)     BENEFICIALLY OWNED          PERCENT OF CLASS
Peter Klamka (2)            2,113,674                      52.19

Chris H. Giordano (3)         540,340                      13.34

Michael Giordano (4)          300,000                       7.41

All executive officers
and directors as a          2,113,674                      52.19
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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

         Jean Renard, manager for Niki Taylor, owns 10,000 shares of Common
Stock.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.




Exhibit
Number                       Description

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

                                        PTN MEDIA, INC.

                                        /s/Peter Klamka
                                        -----------------------
                                        Peter Klamka

                                        Chairman, President, Secretary and Chief
                                        Executive Officer

         In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name and Capacity                                             Date

/s/ Peter Klamka                                              April 14, 2000
-----------------------------------------
Name:     Peter Klamka
Title:    Chairman, President, Secretary
          and Chief Executive Officer
          (Principal Executive Officer and
          Principal Financial and
          Accounting Officer)

                         PTN MEDIA, INC. AND SUBSIDIARY


                                      INDEX


                                                                         Page(s)

INDEPENDENT AUDITORS' REPORT                                              F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1999 and 1998              F-3

Consolidated Statements of Operations for the Cumulative Period
   During the Development Stage from May 27, 1999 (Inception) to
   December 31, 1999 and for the Years Ended December 31, 1999 and 1998   F-4

Consolidated Statements of Shareholders' Deficit for the Period
   From May 27, 1997 (Inception) to December 31, 1999                     F-5

Consolidated Statements of Cash Flows for the Cumulative Period
   During the Development Stage from May 27, 1999 (Inception) to
   December 31, 1999 and for the Years Ended December 31, 1999 and 1998   F-6

Notes to Consolidated Financial Statements                                F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
PTN Media, Inc.

We have audited the accompanying consolidated balance sheet of PTN Media, Inc. and subsidiary (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' (deficit), and cash flows for each of the two years in the period ended December 31, 1999 and the period from May 27, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTN Media, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 and the period from May 27, 1997 (inception), to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage, has incurred net losses since its inception and has experienced severe liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ LAZAR LEVINE & FELIX LLP
                                      ----------------------------
                                      LAZAR LEVINE & FELIX LLP

New York, New York
April 12, 2000

                         PTN MEDIA, INC. AND SUBSIDIARY

                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                December 31,        December 31,
                                                    1999                1998
                                                   ------              ------

CURRENT ASSETS:
     Cash                                       $     46,539       $       702
     Accounts receivable                                  -              4,488
     Prepaid expenses (Note 7)                       715,625                -
                                                ------------       -----------

TOTAL CURRENT ASSETS                                 762,164             5,190

FIXED ASSETS - NET (Notes 2d and 3)                   24,799             3,626

OTHER ASSETS                                              -                690
                                                ------------       -----------
                                                $    786,963       $     9,506
                                                ============       ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses      $    191,958       $   106,671
     Interest payable to officer                      64,348            27,144
     License fee payable (Notes 2f and 4)            400,000           255,000
     Short-term loans payable (Note 5)               191,250            56,250
     Loans payable - officer (Note 6)                458,844           542,500
                                                ------------       -----------

TOTAL CURRENT LIABILITIES                          1,306,400           987,565
                                                ------------       -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 4 and 10)

SHAREHOLDERS' DEFICIT (Notes 7 and 8):
      Preferred stock, $0.01 par value;
         1,000,000 shares authorized,
         5,600 shares issued and
         outstanding for 1999                             56             --
      Common stock, $0.001 par value;
         10,000,000 shares authorized,
         4,049,862 and 3,378,262 shares
         issued and outstanding
         for 1999 and 1998, respectively               4,050              3,378
      Additional paid-in capital                   3,954,175          1,608,910
      Deficit accumulated during the
         development stage                        (4,477,718)        (2,590,347)
                                                  ------------       -----------

                                                    (519,437)          (978,059)
                                                ------------       ------------

                                                 $   786,963        $     9,506
                                                ============       ============



                             See accompanying notes.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Cumulative
                                                                  During the
                                                                 Development
                                                                       Stage
                                                               (May 27, 1997
                                                                          to        Year Ended December 31,
                                                                    December      ---------------------------
                                                                     31,1999)          1999            1998
                                                                ---------------   --------------   ----------
REVENUE   (Note 2e)                                             $       18,188    $       13,700   $       4,488
                                                                --------------    --------------   -------------

EXPENSES:
   Cost of revenue                                                   2,181,651           452,923       1,578,728
   Product development                                               1,443,022           960,934         452,458
   General, and administrative
     expenses                                                          768,382           413,718         275,277
                                                                --------------    --------------   -------------

                                                                     4,393,055         1,827,575       2,306,463
                                                                --------------    --------------   -------------

LOSS FROM OPERATIONS                                                (4,374,867)       (1,813,875)     (2,301,975)
                                                                 --------------    --------------   ------------
OTHER (INCOME) EXPENSES:
   Interest expense                                                   (102,890)          (73,496)        (27,144)
   Interest income                                                          39                -               39
                                                                --------------    --------------   -------------

                                                                      (102,851)          (73,496)        (27,105)
                                                                --------------    --------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                              (4,477,718)       (1,887,371)     (2,329,080)

   Provision for income taxes (Notes 2g and 9)                              -                 -               -
                                                                --------------    --------------   -------------

NET LOSS                                                        $   (4,477,718)  $    (1,887,371)  $  (2,329,080)
                                                                ==============   ===============   =============
BASIC LOSS PER COMMON SHARE (Note 2i)                           $        (1.39)  $         (0.54)  $       (0.75)
                                                                ==============    ==============   =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                3,243,896         3,547,270       3,097,777
                                                                ==============    ==============   =============

                             See accompanying notes.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                           Preferred Stock           Common Stock      Additional
                                   ------------------------     ------------------       Paid-in    Accumulated     Total
                                    Shares         Amount      Shares        Amount      Capital      Deficit     (Deficit)
                                    ------         ------      ------        ------      -------      -------     ---------

Shares issued at inception for
  promissory notes                  -            $   -        2,957,348      $2,957    $            $      -     $    2,957
Shares issued in payment of
  legal fees                        -                -           10,000          10          990           -          1,000
Net loss for the period from
  inception to December 31, 1997    -                -          -            -                        (261,267)    (261,267)
                                 ---------        --------    --------- -----------   ------------    ---------  ----------

Balance, December 31, 1997          -                -        2,967,348       2,967          990      (261,267)    (257,310)
Conversion of notes payable         -                -           54,166          54      162,446        -           162,500
Compensatory shares                 -                -           16,666          17       49,983        -            50,000
Shares issued in payment of
  legal fees                        -                -            3,500           4       12,996        -            13,000
Shares issued in connection with
  license agreement                 -                -          269,682         269    1,078,459        -         1,078,728
Shares issued in connection with
  initial public offering           -                -           66,900          67      238,036        -           238,103
Waiver of compensation payable                       -                                    66,000                     66,000
Net loss for year                   -                -            -          -               -      (2,329,080)  (2,329,080)
                                 ---------        --------    --------- -----------   ------------    ---------  ----------

Balance, December 31, 1998                           -        3,378,262       3,378    1,608,910    (2,590,347)    (978,059)
Shares issued in connection with
  initial public offering           -                -           62,000          62       88,431        -            88,493
Shares issued in connection
  with a private placement           2,400            24         -                       215,976        -           216,000
Exercise of warrants                -                -           10,000          10       29,990        -            30,000
Shares issued in payment of
  professional fees                 -                -          190,000         190      637,310        -           637,500
Shares issued in payment of
  production costs                  -                -            1,000           1        5,999        -             6,000
Warrants issued in payment of
  professional fees                 -                -           -           -           200,000        -           200,000
Options issued in payment of
  legal fees                        -                -           -           -            25,000        -            25,000
Shares issued in connection
  with a private placement          -                -          402,500         403      737,097        -           737,500
Waiver of compensation payable      -                -           -                        55,000        -            55,000
Conversion of notes payable and
  accrued interest                   3,200            32          6,100           6      350,462        -           350,500
Net loss for year                   -                -            -          -                -     (1,887,371)  (1,887,371)
                                 ---------        --------    --------- -----------   ------------    ---------  ----------

Balance, December 31, 1999           5,600           $56      4,049,862      $4,050   $3,954,175   $(4,477,718)  $ (519,437)
                                     =====           ===      =========      ======   ==========   ============  ==========


                             See accompanying notes.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Cumulative
                                                                  During the
                                                                 Development
                                                                       Stage
                                                                (May 27, 1997
                                                                          to        Year Ended December 31,
                                                                     December       -------------------------
                                                                     31, 1999)           1999            1998
                                                                 ----------------   -------------  ----------

Cash flows from operating activities:
   Net loss                                                     $     (4,477,718) $    (1,887,371) $     (2,329,080)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation of fixed assets                                        6,456            5,576               670
       Warrants and shares issued for professional and
         legal fees                                                      876,500          862,500            13,000
       Waiver of compensation payable                                    121,000           55,000            66,000
       Shares issued for license fees and production costs             1,084,728            6,000         1,078,728
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                           -                 4,488            (4,488)
     (Increase) in prepaid expenses                                     (715,625)        (715,625)           -
     Increase in accounts payable                                         19,675           19,675            -
     Increase in accrued expenses                                        292,131          108,316           122,680
     Increase in license fees payable                                    400,000          145,000           155,000
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                 (2,392,853)      (1,396,441)         (897,490)
                                                                ----------------- ---------------- ----------------

Cash flows from investing activities:
   Purchase of furniture and equipment                                   (31,255)         (26,749)           (2,312)
   Security deposit (paid) refunded                                       -                   690              (690)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                    (31,255)         (26,059)           (3,002)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities:
   Loans received from (paid to) officer                                 503,844          (38,656)          542,500
   Proceeds from short-term loans                                        653,750          435,000            97,500
   Payment from shareholders                                               2,957           -                  2,957
   Proceeds from exercise of warrants                                     30,000           30,000            -
   Net proceeds from private placement offerings                         953,500          953,500            -
   Net proceeds from initial public offering                             326,596           88,493           238,103
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                              2,470,647        1,468,337           881,060
                                                                ----------------  ---------------  ----------------

Increase (decrease) in cash                                               46,539           45,837           (19,432)

Cash, beginning of period                                                      -              702            20,134
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $         46,539  $        46,539  $            702
                                                                ================  ===============  ================


                             See accompanying notes.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



                                                                  Cumulative
                                                                  During the
                                                                 Development
                                                                       Stage
                                                               (May 27, 1997
                                                                          to             Year Ended December 31,
                                                                    December      ---------------------------------
                                                                     31, 1999)           1999            1998
                                                                 ---------------- -------------    ----------------
  (i)  Supplemental disclosures of cash flow information

       Interest paid                                            $             -   $            -   $             -
                                                                ================  ===============  ================

       Income taxes paid                                        $             -   $            -   $             -
                                                                ================  ===============  ================


 (ii) In May 1997, the Company issued (i) 2,957,348 shares of common stock in exchange for notes receivable of $2,957 and (ii) 10,000 shares of common stock in lieu of payment for legal fees aggregating $1,000.

 (iii) During 1998, holders of notes aggregating $162,500 converted such notes into 54,166 shares of common stock at a value of $3.00 per share.

 (iv) During 1998, the Company issued (i) 16,666 shares of common stock in lieu of payment of $50,000 of compensation accrued as of December 31, 1997 and
       (ii) 3,500 shares of common stock in payment of legal fees aggregating $13,000.

  (v) During 1999, (i) the Company converted $25,000 of debt and $5,500 of accrued interest in exchange for 6,100 shares of common stock, (ii) the Company issued 190,000 shares of common stock for professional services valued at $637,500, (iii) the Company issued 200,000 warrants to purchase shares of common stock for professional services valued at $200,000, (iv) the Company issued 25,000 options to purchase shares of common stock for legal fees valued at $25,000, (v) the Company issued 1,000 shares of common stock for production costs valued at $6,000, (vi) the Company converted $320,000 of debt in exchange for 3,200 of Series A preferred stock.

                             See accompanying notes.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   1   -     DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

                 PTN Media, Inc., (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998, for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No. 7, since its inception.

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

                 In July 1999, the Company formed a new wholly-owned subsidiary FragranceDirect.com, Inc. Through this entity, the Company plans to launch online fragrance sales to commence in 2000.

                 The Company, since its inception, has incurred net losses of, $4,477,718 and at December 31, 1999 current liabilities exceeded current assets by $544,236. In addition, the Company is delinquent in certain payments due for license fees and short-term financing. The Company has relied on certain bridge financing (see Note 5) to fund its activities and in late 1998 and early 1999 completed the sale of common stock through an initial public offering (see Note 7) to provide working capital for its continuing development stage activities and eventual commencement of full operations. The Company sold an aggregate of 128,900 shares of common stock in the offering instead of 400,000 shares as originally contemplated. As such, net proceeds from the offering aggregated $326,596 instead of approximately $1,600,000. During the second quarter of 1999, the Company issued $275,000 in convertible debentures that were subsequently converted to Series A preferred stock. In addition in the fourth quarter of 1999, the Company raised $737,500 in a private placement of its common stock. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations.

                 The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)     Principles of Consolidation:

                 The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, FragranceDirect.com, Inc. All intercompany accounts and transactions have been eliminated.

         (b)     Estimates:

                 In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (c)     Statements of Cash Flows:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

         (d)     Fixed Assets:

                 Furniture and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets as follows:

                  Computer equipment                              3 years
                  Furniture and fixtures                          5 years

                 Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

         (e)     Revenue Recognition:

                 The Company generates revenues from the sale of advertising banners on its web sites which appear on a user's computer screen when accessing different areas of the Company's web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web sites. Minimal revenues were generated through December 31, 1999.

         (f)     Royalties/License Fees:

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

         (g)     Income Taxes:

                 The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected 'to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (h)     Stock Based Compensation:

                 Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method for options granted to employees and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees.

         (i)     Earnings (Loss) Per Share:

                 The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

         (j)     Fair Value of Financial Instruments:

                 The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable, accrued expenses, interest payable and license fees payable, the carrying amounts approximate fair value due to their short maturities. The amounts shown for short-term loans also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         (k)     Comprehensive Income:

                 For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting other comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of other comprehensive income in any period presented.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (l)     Recently Issued Accounting Pronouncements:

                 In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

NOTE   3   -     FIXED ASSETS:

                 Fixed assets consisted of the following:

                                                       1999        1998
                                                      ------      ------

                      Computer equipment          $   27,803    $  2,194
                      Furniture and fixtures           3,452       2,312
                                                  ----------    --------
                                                      31,255       4,506
                      Less accumulated depreciation    6,456         880
                                                  ----------    --------
                           Total                      24,799    $  3,626
                                                  ==========    ========

                 Depreciation expense for the years ended December 31, 1999 and 1998 was $5,576 and $670, respectively.

NOTE   4   -     LICENSE FEES PAYABLE:

                 On June 1, 1997, the Company entered into a License Agreement (the "Agreement") with Niki, Inc. ("Niki"). This agreement provided for, among other things, the right to use Ms. Niki Taylor's name and likeness in connection with the Company's "Fashion House with Niki Taylor" web site. In consideration for such rights, the Company will pay royalties of 15% of any gross revenues received in connection with this web site (except for sponsors introduced by Niki whereby the royalties will be calculated at 50%) and 35% of net revenues from product sales. This agreement expired on September 30, 1998, and was automatically extended for an additional 12-month period at which time it was terminated.

                 The Company guaranteed the payment of minimum royalties to Niki, Inc., in the amount of $150,000. $50,000 of this amount was paid at the time of execution of the agreement (in 1997) and the balance of $100,000 was paid in 1998.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   4   -     LICENSE FEES PAYABLE (continued):

                 In January 1998, the Company entered into a License Agreement (the "Agreement") with an entity controlled by model Tyra Banks pursuant to which Ms. Banks would host the Company's next web site under terms similar to that negotiated with Ms. Taylor. This agreement expired on March 31, 1999, but provided for automatic extensions for up to two additional 12-month periods, unless terminated by either party prior to such extension. The Company had guaranteed the payment of minimum royalties in the amount of $100,000. $50,000 of this amount was paid at the time of execution of this agreement and the balance upon the consummation of the Company's proposed IPO. As of December 31, 1999, the Company had not paid the remaining balance of $50,000.

                 Also in January 1998, the Company entered into a separate agreement with this entity for the rights to utilize the name and likeness of Ms. Banks in connection with the "Tyra Banks Calendar." These rights were applicable to the calendar for the 16-month period ending December 31, 1999. The Company agreed to pay this entity up to $87,000 for production expenses incurred in connection with the creation of this calendar and guaranteed minimum royalties in the amount of $100,000 of which only $50,000 was paid as of December 31, 1999.

                 During 1998, the Company paid $34,000 toward the production expenses of the Tyra Banks calendar. The remaining unpaid balance of $53,000 is included in accrued expenses.

                 See Note 10 concerning legal proceedings associated with the agreements entered into with Ms. Banks.

                 In October 1998, the Company entered into a License Agreement (the "Agreement") with model Claudia Schiffer under terms similar to those negotiated with Ms. Taylor and Ms. Banks. This agreement expires on the third anniversary of the launch of this web site, and may be extended only upon mutual agreement of the parties. The Company guaranteed the payment of minimum royalties in the amounts of $300,000 for the first year of the agreement, $400,000 for the second year and $500,000 for the third. $150,000 of the royalties for the first year was payable at the time of execution of this agreement and the balance before December 23, 1998. The Company paid $145,000 in 1998 and the remaining balance of $155,000 was paid in February 1999 in full payment of royalties for the first year. In connection with this agreement, the Company also issued an aggregate of 269,682 shares of common stock, valued at $4.00 per share, to Ms. Schiffer as additional compensation during 1998. As of December 31, 1999, the Company had only paid $100,000 towards royalties for the second year.

                 Also in October 1998, the Company entered into a separate agreement with Ms. Schiffer for the rights to utilize her name and likeness in connection with the "Claudia Schiffer Calendar." These rights were applicable to the calendar for the 16-month period ending December 31, 1999. The Company has guaranteed the payment of minimum royalties in the amount of $75,000 which amount was paid as of December 31, 1998.

                 In June 1999, the Company entered into a License Agreement with model Estella Warren. This agreement provides for an on-line Internet service and downloadable electronic calendars featuring the name and likeness of Ms. Warren. This agreement continues until the first anniversary of the date the service is launched and required payment of the entire fee of $30,000 at the time of execution. Ms. Warren also receives a royalty equal to 20% of revenues received in connection with calendar sales.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   4   -     LICENSE FEES PAYABLE (Continued):

                 A summary of the guaranteed minimum payments as of December 31, 1999, is as follows:


                                                                                 Balance
                                        Guaranteed             Less            Owed as of
                                          Minimum             Amounts           December
                                         Royalties             Paid             31, 1999
                                      ---------------     --------------      ----------
  Niki Taylor Web Site                $        150,000    $    (150,000)   $           -
  Tyra Banks Web Site                          100,000          (50,000)           50,000
  Tyra Banks Calendar                          100,000          (50,000)           50,000
  Claudia Schiffer Web Site                    700,000         (400,000)          300,000
  Claudia Schiffer Calendar                     75,000          (75,000)               -
  Estella Warren Calendar                       30,000          (30,000)               -
                                      ----------------    --------------   --------------
                                      $      1,155,000    $    (755,000)   $      400,000
                                      ================    =============    ==============


NOTE   5   -     SHORT-TERM LOANS PAYABLE:

                 In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes continue to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of December 31, 1999 and 1998, aggregated $4,500 and $4,500, respectively.

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

                 In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the fourth quarter of 1999, these promissory notes were converted to 2,750 share of Series A preferred stock. As of December 31, 1999, $20,625 of accrued interest related to these promissory notes is unpaid.

                 In July and August of 1999, the Company's subsidiary, Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   6   -     LOANS PAYABLE - OFFICER:

                 In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. During 1999, $45,000 of the outstanding balance was converted to 450 shares of Series A preferred stock. As of December 31, 1999, borrowings outstanding under this line aggregated $458,844, and interest accrued and unpaid aggregated $64,348.

NOTE   7   -     SHAREHOLDERS' EQUITY:

                 The Company's authorized capital consists of 1,000,000 shares of preferred stock, $.01 par value and 10,000,000 shares of common stock, $.001 par value.

                 In June 1997, the Company issued 2,957,348 shares of common stock in exchange for one-year promissory notes aggregating $2,957, bearing interest at an annual rate of 6%. These notes (and accrued interest) were repaid in June 1998.

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

                 On September 18, 1998, the Securities and Exchange Commission declared effective the Company's registration statement concerning an initial public offering ("IPO") of 400,000 shares of common stock. On October 22, 1998, the Company extended the expiration date of the initial public offering to January 31, 1999. During the three-month period ended December 31, 1998, the Company consummated the sale of 66,900 shares of common stock, realizing net proceeds of $238,103. In February 1999, the Company consummated the sale of an additional 62,000 shares of common stock for net proceeds of $88,431.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   7   -     SHAREHOLDERS' EQUITY (continued):

                 During the second quarter of 1999, the Company completed the sale of 2,400 shares of Class A Preferred Stock in a private offering of such securities, generating net proceeds of $216,000. The purchasers of these securities also received two-year warrants to purchase 5,000 shares of common stock for every $25,000 of Preferred Stock purchased at an exercise price of $7.50. The preferred shares accumulate dividends at the rate of $10 per share per annum and are convertible to common shares at the option of the holders. Undeclared, cumulative dividends on preferred stock aggregated $30,333 at December 31, 1999.

                 In September 1999, an individual exercised 10,000 warrants for aggregate proceeds to the Company of $30,000

                 During 1999, the Company issued (i) 190,000 shares of common stock for professional services valued at $637,500, (ii) warrants to purchase 200,000 shares of common stock for professional services valued at $200,000 (iii) options to purchase 25,000 shares of common stock for legal fees valued at $25,000 and (iv) warrants to purchase 250,000 shares of common stock to its President as additional compensation.

                 During the fourth quarter of 1999, the Company issued 402,500 shares of its common stock is a series of private placement offerings for aggregate proceeds of $737,500.

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

                 In October 1999, the Company granted options to purchase 250,000 shares of common stock under the Plan to its Chief Executive Officer. These options are exercisable at $4.50 (the market value at the date of grant) per share and expire ten years from the date of grant. The Company also granted options to purchase 125,000 shares of common stock under the Plan to its Chief Operating Officer. These options are exercisable at $3.00 (the market value at the date of grant) per share and expire ten years from the date of grant.

                 In October 1999, the Company also granted options to purchase 25,000 shares of common stock as consideration for legal fees valued at $25,000. These options are exercisable at $4.50 (the market value at the date of grant) per share and expire ten years from the date of grant. The options vest immediately.

                 The compensation cost resulting from the effect of applying SFAS 123 to the above described option grant is not disclosed since the amount is considered immaterial.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   9   -     INCOME TAXES:

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 1999. Deferred tax assets at December 31, 1999 and 1998 consist primarily of the tax effect of a net operating loss carry forwards which amount to approximately $1,495,000 and $790,000, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 1999 and 1998 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE  10   -     COMMITMENTS AND CONTINGENCIES:

         (a)     Operating Leases:

                 During 1997, the Company utilized office space provided by its majority shareholder pursuant to a month-to-month lease at a monthly rental of $400. In 1998, the Company began renting new space under a month-to-month lease at a monthly rental of $690 which increased to $1,500 per month, effective March 1999. Rent expense for the 1999 and 1998 periods aggregated $17,470 and $7,700, respectively.

                 Effective April 1, 2000, the Company entered into a three-year lease for office space. Annual lease commitments for the next four years and in the aggregate are:

                        2000                                 $   20,041
                        2001                                     27,483
                        2002                                     28,498
                        2003                                      7,188
                                                             ----------
                                                             $   83,210

         (b)     Consulting Agreements:

                 In March 1998, the Company entered into a consulting agreement with its editorial director which expired on June 30, 1999, subject to automatic annual renewals. The Company (i) agreed to pay this individual a monthly fee of $4,166 and (ii) granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $3.00 per share. This agreement was terminated in 1999, and the options were cancelled.

                 The Company agreed to pay a monthly fee of $3,500 to a public relations firm to assist in the launch of its web sites. This agreement for an eight-month period effective May 1, 1998 has expired.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  10   -     COMMITMENTS AND CONTINGENCIES (Continued):

         (c)     Employment Agreements:

                 The Chairman/President of the Company is entitled to receive an annual base salary of $100,000 from the Company. At December 31, 1997, the Company accrued $50,000 in compensation payable to this individual and payment was accomplished in 1998, through the issuance of shares of common stock (see Note 7).
                 In 1999 The Company paid this individual $45,000 and issued warrants to purchase 250,000 shares of common stock. In 1999 and 1998, this individual waived all rights to receive accrued salaries payable to him in the amounts of $55,000 and $66,000, respectively, and, accordingly, such amount has been presented as a contribution to the Company's additional paid-in capital.

         (d)     Other Agreements:

                 In the normal course of operations, and in accordance with industry customs, the Company trades its advertising services with those of some of its suppliers. These transactions are recorded at fair value when the services are received. No such transactions were recorded in 1999 or 1998.

                 The Company has also entered into various agreements pursuant to which it provides hyperlinks to other web sites for the purchase of certain items. In exchange, the Company will receive a percentage of any revenues derived from sales to those customers using these hyperlinks.

         (e)     Legal Proceedings:

                 On December 8, 1998, attorneys for Ms. Banks (see Note 4) made a demand for arbitration against the Company alleging that the Company failed to make timely payments of monies due under two executed agreements, and refused to return certain materials to Ms. Banks. Ms. Banks is seeking damages suffered under these two agreements in the amount of $531,333 as well as legal fees in an unspecified amount. The agreement relating to the creation and sale of calendars has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, the Company believes that it is currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder. As such, the Company is seeking damages in the amount of $205,000 under the Web Site Agreement and $59,000 under the Calendar Agreement (total of $264,000). The Company believes that it has meritorious defenses and pursuant to hearings held in October 1999, filed post-hearing briefs with the American Arbitration Association in March 2000. No decision has been received as of yet. There can be no assurance that the Company will be successful in this arbitration and an unfavorable result could have a material adverse effect on the Company.

NOTE  11   -     SUBSEQUENT EVENT (Unaudited):

                 In February 2000, the Company converted the loan payable - officer and interest payable to officer into 110,000 shares of the Company's common stock.

                 In addition in February 2000, the Company sold 182,000 shares of its common stock in a private placement offering with gross proceeds aggregating $910,000.

                 On March 30, 2000, the Company entered into an agreement with a company controlled by Downtown Julie Brown to give the Company her services for weekly radio shows to air on weekends. The Company is obligated to pay her $100,000 annually for one year plus give her 10,000 shares of common stock.