Form 10-Q
period 2000-03-31
PTN MEDIA INC
filed 2000-05-15
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2000 - 4,374,862 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                 PTN Media, Inc.
                                      Index


                                                                                               Page
                                                                                              Number


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2000                             2

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and cumulative during development stage
           from May 27, 1997 to March 31, 2000                                                   3

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and cumulative during development stage
           from May 27, 1997 to March 31, 2000                                                   4

           Notes to Condensed Consolidated Financial Statements                                 5-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           9-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    13

Item 2.    Change in Securities and Use of Proceeds                                             13

Item 3.    Defaults Upon Senior Securities                                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                                  13

Item 5.    Other Information                                                                    14

Item 6.    Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                      14

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2000
                                   (unaudited)

                                     ASSETS



CURRENT ASSETS:

     Cash                                                                                               $   412,114
     Prepaid expenses                                                                                       573,437
                                                                                                   -----------------
TOTAL CURRENT ASSETS                                                                                        985,551

FIXED ASSETS, NET                                                                                            22,309
OTHER ASSETS                                                                                                 27,226
                                                                                                   -----------------
TOTAL ASSETS                                                                                           $  1,035,086
                                                                                                   =================

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                                              $   180,865
     License fees payable                                                                                   400,000
     Short-term loans payable                                                                               191,250
                                                                                                   -----------------
TOTAL CURRENT LIABILITIES                                                                                   772,115
                                                                                                   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 3,950 shares issued and outstanding                                                           40
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 4,374,862 shares issued and outstanding                                                    4,375
     Additional paid-in capital                                                                           5,311,588
     Receivable - shareholder                                                                             (150,000)
     Deficit accumulated during the development stage                                                   (4,903,032)
                                                                                                   -----------------
TOTAL SHAREHOLDERS' EQUITY                                                                                  262,971
                                                                                                   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $  1,035,086
                                                                                                   =================


                 See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    For the Three                         Cumulative
                                                       Months Ended                       during the
                                                      March 31,                       development stage
                                          -----------------------------------          May 27, 1997 to
                                               2000               1999                  March 31, 2000
                                          ---------------    ----------------    -----------------------------

REVENUES                                       $   2,841          $    9,332                 $         21,029
                                          ---------------    ----------------    -----------------------------

EXPENSES:

      Cost of revenue                             10,000              13,923                        2,191,651
      Product development                        157,300              60,000                        1,600,322
      General and administrative                 253,171              77,211                        1,021,553
                                          ---------------    ----------------    -----------------------------
TOTAL EXPENSES                                   420,471             151,134                        4,813,526
                                          ---------------    ----------------    -----------------------------

LOSS FROM OPERATONS                             (417,630)           (141,802)                      (4,792,497)
                                          ---------------    ----------------    -----------------------------

OTHER INCOME (EXPENSES):

      Interest expense                            (7,684)            (13,125)                        (110,574)
      Interest income                                  -                   -                               39
                                          ---------------    ----------------    -----------------------------
TOTAL OTHER INCOME (EXPENSE)                      (7,684)            (13,125)                        (110,535)
                                          ---------------    ----------------    -----------------------------

NET LOSS                                     $  (425,314)         $ (154,927)               $      (4,903,032)
                                          ===============    ================    =============================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                 $     (0.10)         $    (0.05)               $           (1.47)
                                          ===============    ================    =============================

WEIGHTED AVERAGE NUMBER OF
COMMON OUTSTANDING                             4,214,807           3,399,618                        3,326,856
                                          ===============    ================    =============================


                 See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           For the Three                   Cumulative
                                                                           Months Ended                    during the
                                                                             March 31,                 Development stage
                                                                   ------------------------------       May 27, 1997 to
                                                                       2000            1999              March 31, 2000
                                                                   --------------  --------------   -------------------------


 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(425,314)      $(154,927)           $     (4,903,032)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                        2,490             331                       8,946
       Shares issued for professional and legal fees                           -               -                     876,500
       Waiver of compensation payable                                          -               -                     121,000
       Issuance of shares for license fees                                     -               -                   1,084,728
   Changes in operating assets and liabilities:
     Accounts receivable                                                       -           4,488                           -
     Prepaid expenses                                                    142,188                                   (573,437)
     Accounts payable and accrued expenses                               (9,533)          11,125                     302,273
     License fees payable                                                      -       (155,000)                     400,000
                                                                   --------------  --------------   -------------------------

 NET CASH USED IN OPERATING ACTIVITIES                                 (290,169)       (293,983)                 (2,683,022)
                                                                   --------------  --------------   -------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                                    -         (1,140)                    (31,255)
   Security and other deposits paid                                     (27,226)               -                    (27,226)
                                                                   --------------  --------------   -------------------------

 NET CASH USED IN INVESTING ACTIVTIES                                   (27,226)         (1,140)                    (58,481)
                                                                   --------------  --------------   -------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans received from (paid to) officer                                (26,000)        (30,900)                     477,844
   Proceeds from short-term loans                                                        275,000                     653,750
   Payments from shareholders                                                                  -                       2,957
   Proceeds from exercise of warrants                                          -               -                      30,000
   Proceeds from private placement offerings, net                        708,970               -                   1,662,470
   Proceeds from sale of common and preferred stock, net                       -         112,492                     326,596
                                                                   --------------  --------------   -------------------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                               682,970         356,592                   3,153,617
                                                                   --------------  --------------   -------------------------

 INCREASE IN CASH                                                        365,575          61,469                     412,114

 CASH, BEGINNING OF PERIOD                                                46,539             702                           -
                                                                   --------------  --------------   -------------------------

 CASH, END OF PERIOD                                                   $ 412,114       $  62,171             $       412,114
                                                                   ==============  ==============   =========================


                 See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Company, since its inception, has incurred net losses of $4,903,032 through March 31, 2000. The Company has relied on bridge financing, the proceeds from the sale of common stock through an initial public offering, and the sale of common and preferred stock in private placements to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31,1999 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY, continued:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc., and subsidiary contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations for the three month periods ended March 31, 2000 and 1999 and for the cumulative period during the development stage (May 27, 1997 to March 31, 2000) and its cash flows for the three month periods ended March 31, 2000 and 1999 and for the cumulative period during the development stage (May 27, 1997 to March 31, 2000).

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

NOTE 2 - SALE OF SHARES:

In February 2000 the Company issued 182,000 shares of its common stock in a private placement offering at $5.00 per share. The Company paid offering costs in connection with this private placement offering of $51,030. As of March 31, 2000, the Company was still owed $150,000 from a shareholder for the purchase of 30,000 shares.

In addition, during the first quarter of 2000, certain holders of the Company's Series A preferred stock converted 1,650 shares of Series A preferred stock into 33,000 shares of the Company's common stock.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 3 - SHORT-TERM LOANS PAYABLE:

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of March 31, 2000 aggregated $4,125.

In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the fourth quarter of 1999, these promissory notes were converted to 2,750 share of Series A preferred stock. As of March 31, 2000, $20,625 of accrued interest related to these promissory notes is unpaid.

In July and August of 1999, the Company's subsidiary, Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share. As of March 31, 2000, $10,667 of accrued interest related to these promissory notes is unpaid.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 4- LOANS PAYABLE - OFFICER:

In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. In January 2000, the Company borrowed an additional $4,000 and repaid $20,000 and $1,500 of such loans and accrued interest on such loans, respectively. In February 2000, the principal and accrued interest of $432,844 and $65,907, respectively, were converted into an aggregate of 110,000 shares of the Company's common stock.

NOTE 5 - LICENSE AGREEMENT:

The Company continues to owe model Tyra Banks $100,000 in connection with calendar fees and Claudia Schiffer $300,000 in connection the second year royalty payment per her agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         The Company, since its inception, has incurred net losses of $4,903,032. The Company may be unable to continue in existence unless it is able to arrange additional financing to supplement its recently completed initial public offering, bridge financing and sale of preferred stock and common stock.

         The Company has not yet generated any significant revenues and is still considered in the development stage. Through March 31, 2000, cumulative revenues totaled $21,029. The Company continues to incur costs associated with the development of its web sites.

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

On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the commercial arbitration rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution of the web site license agreement and calendar agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking damages under the Calendar Agreement in the amount of $161,333, damages under the Web Site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the web site agreement. The Company is seeking the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response and is awaiting the arbitrator's decision. The Company intends to vigorously defend itself in this arbitration, and believes that its has meritorious defenses. Nonetheless, there can be no assurance that the Company will be successful in this arbitration, and an unfavorable settlement or result in this matter could have a material adverse effect on the Company.

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

         The Company created a new subsidiary in July 1999, Fragrancedirect.com, Inc. and also hopes to launch "www.fragrancedirect.com," its online fragrance sales effort, during 2000. On this web site the Company will sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on web sites such as "Amazon.com." The site will be promoted through hyper-links from the Company's affiliated web sites. The Company also intends to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising. The Company anticipates that its prices will be lower than the manufacturer's suggested retail prices, however, not necessarily less than all retail outlets. The web site is currently being completed.

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

Cash Requirements

         In April 1998, the Company's Chairman, President and Chief Executive Officer provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. In February 2000, the principal and accrued interest of $432,844 and $65,907, respectively, were converted into an aggregate of 110,000 shares of the Company's common stock.

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

         During the fourth quarter of 1999, the Company issued 402,500 shares of its common stock is a series of private placement offerings for aggregate proceeds of $737,500. In addition, in February 2000 the Company issued 182,000 shares of its common stock in a private placement offering for aggregate proceeds of $910,000, of which $150,000 is stilled owed to the Company as of March 31, 2000.

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

Item 2.    Change in Securities and Use of Proceeds

         In February 2000, the Company sold 182,000 shares of its common stock in a private placement offering for gross proceeds of $910,000, of which $150,000 is still owed to the Company as of March 31, 2000.

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

                                             PTN Media, Inc.



                                             By:  /s/ Peter Klamka
                                                -------------------------
                                             Peter Klamka
                                             Chief Executive and Principal
                                             Accounting Officer

Date:  May 15, 2000