Form 10QSB
period 2000-06-30
PTN MEDIA INC
filed 2000-08-21
CIK 1061169

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2000 - 4,427,862 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                 PTN Media, Inc.
                                      Index

                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2000                              2

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 and cumulative during development
           stage from May 27, 1997 to June 30, 2000                                              3

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 and cumulative during development stage
           from May 27, 1997 to June 30, 2000                                                    4

           Notes to Condensed Consolidated Financial Statements                                 5-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                            9-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    13

Item 2.    Change in Securities and Use of Proceeds                                             13

Item 3.    Defaults Upon Senior Securities                                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                                  14

Item 5.    Other Information                                                                    14

Item 6.    Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                      14

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONDENSED CONSOLIDTAED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                                   (unaudited)

                                              ASSETS

CURRENT ASSETS:

     Cash                                                                                         $   540,923
     Other receivables                                                                                 40,000
     Prepaid expenses                                                                                 431,250
                                                                                                 -------------
TOTAL CURRENT ASSETS                                                                                1,012,173
                                                                                                 -------------

FIXED ASSETS, NET                                                                                      19,820
OTHER ASSETS                                                                                           31,226
                                                                                                 -------------
TOTAL ASSETS                                                                                     $  1,063,219
                                                                                                 =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                                        $   181,533
     License fees payable                                                                             428,000
     Short-term loans payable                                                                         191,250
                                                                                                 -------------
TOTAL CURRENT LIABILITIES                                                                             800,783
                                                                                                 -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,600 shares issued and outstanding                                                     26
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 4,427,862 shares issued and outstanding                                              4,428
     Additional paid-in capital                                                                     6,003,173
     Deficit accumulated during the development stage                                             (5,745,191)
                                                                                                 -------------
TOTAL SHAREHOLDERS' EQUITY                                                                            262,436
                                                                                                 -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $  1,063,219
                                                                                                 =============

                 See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three                  For the Six                 Cumulative
                                                       Months Ended                  Months Ended                during the
                                                         June 30,                      June 30,               development stage
                                                ---------------------------  -----------------------------     May 27, 1997 to
                                                     2000           1999         2000             1999          June 30, 2000
                                                ------------   ------------  --------------   ------------   --------------------
REVENUES                                        $       457      $   3,884       $   3,298     $   13,216       $         21,486
                                                ------------   ------------  --------------   ------------   --------------------

EXPENSES:

      Cost of revenue                               186,457         30,000         196,457         43,923              2,378,108
      Product development                           269,586         98,885         426,886        158,885              1,869,908
      General and administrative                    381,948         98,033         635,119        175,244              1,403,501
                                                ------------   ------------  --------------   ------------   --------------------
TOTAL EXPENSES                                      837,991        226,918       1,258,462        378,052              5,651,517
                                                ------------   ------------  --------------   ------------   --------------------

LOSS FROM OPERATONS                               (837,534)      (223,034)     (1,255,164)      (364,836)            (5,630,031)
                                                ------------   ------------  --------------   ------------   --------------------

OTHER INCOME (EXPENSES):

      Interest expense                              (4,625)       (19,350)        (12,309)       (32,475)              (115,199)
      Interest income                                     -              -               -              -                     39
                                                ------------   ------------  --------------   ------------   --------------------
TOTAL OTHER INCOME (EXPENSE)                        (4,625)       (19,350)        (12,309)       (32,475)              (115,160)
                                                ------------   ------------  --------------   ------------   --------------------

NET LOSS                                        $ (842,159)    $ (242,384)   $ (1,267,473)    $ (397,311)     $      (5,745,191)
                                                ============   ============  ==============   ============   ====================

BASIC AND DILUTED LOSS PER COMMON SHARE         $    (0.19)    $    (0.07)         $(0.29)    $    (0.12)     $           (1.68)
                                                ============   ============  ==============   ============   ====================

WEIGHTED AVERAGE NUMBER OF COMMON OUTSTANDING     4,407,483      3,440,262       4,311,145      3,388,881              3,411,923
                                                ============   ============  ==============   ============   ====================


                 See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Six                 Cumulative
                                                                           Months Ended                during the
                                                                             June 30,               Development stage
                                                                  -------------------------------    May 27, 1997 to
                                                                       2000            1999            June 30, 2000
                                                                  ---------------  --------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                         $(1,267,473)      $(397,311)    $     (5,745,191)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                        4,979           2,087              11,435
       Shares issued for professional and legal fees                     185,625               -           1,062,125
       Waiver of compensation payable                                          -               -             121,000
       Issuance of shares for license fees                                     -               -           1,084,728
   Changes in operating assets and liabilities:

     Accounts receivable                                                (40,000)           4,488            (40,000)
     Prepaid expenses                                                    284,375               -           (431,250)
     Accounts payable and accrued expenses                               (8,866)          52,295             302,940
     License fees payable                                                 28,000       (140,000)             428,000
                                                                   --------------  --------------   -----------------

 NET CASH USED IN OPERATING ACTIVITIES                                 (813,360)       (478,441)         (3,206,213)
                                                                   --------------  --------------   -----------------

 CASH FLOWS FROM INVESTNG ACTIVITIES:

   Purchase of fixed assets                                                    -        (18,340)            (31,255)
   Security and other deposits paid                                     (31,226)               -            (31,226)
                                                                   --------------  --------------   -----------------

 NET CASH USED IN INVESTING ACTIVTIES                                   (31,226)        (18,340)            (62,481)
                                                                   --------------  --------------   -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans received from (paid to) officer                                (26,000)        (38,156)             477,844
   Proceeds from short-term loans                                              -         275,000             653,750
   Payments from shareholders                                                  -               -               2,957
   Proceeds from exercise of warrants                                      1,000               -              31,000
   Proceeds from private placement offerings, net                        838,970               -           1,792,470
   Proceeds from sale of common stock of subsidiary                      525,000                             525,000
   Proceeds from sale of common and preferred stock, net                       -         313,493             326,596
                                                                   --------------  --------------   -----------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,338,970         550,337           3,809,617
                                                                   --------------  --------------   -----------------

 INCREASE IN CASH                                                        494,384          53,556             540,923

 CASH, BEGINNING OF PERIOD                                                46,539             702                   -
                                                                   --------------  --------------   -----------------

 CASH, END OF PERIOD                                                $    540,923       $  54,258     $       540,923
                                                                   ==============  ==============   =================


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

The Company, since its inception, has incurred net losses of $5,745,191 through June 30, 2000. The Company has relied on bridge financing, the proceeds from the sale of common stock through an initial public offering, the sale of common and preferred stock in private placements and the sale of common stock in its Fragrancedirect.com, Inc. subsidiary to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31,1999 and which are incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY, continued:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc., and subsidiary contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations for the six month periods ended June 30, 2000 and 1999 and for the cumulative period during the development stage (May 27, 1997 to June 30, 2000) and its cash flows for the six month periods ended June 30, 2000 and 1999 and for the cumulative period during the development stage (May 27, 1997 to June 30, 2000).

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

NOTE 2 - SALE OF SHARES:

In February 2000 the Company issued 182,000 shares of its common stock in a private placement offering at $5.00 per share. The Company paid offering costs in connection with this private placement offering of $71,030.

In addition, during the first and second quarters of 2000, certain holders of the Company's Series A preferred stock converted 1,650 and 1,350 shares, respectively, of Series A preferred stock into 33,000 and 27,000 shares, respectively, of the Company's common stock.

During the second quarter of 2000, the Company's subsidiary, Fragrancedirect.com, Inc. sold 210,000 shares of its common stock at $2.50 per share. The gross proceeds of $525,000 have been included in additional paid-in capital.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 3 - SHORT-TERM LOANS PAYABLE:

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of June 30, 2000 aggregated $4,750.

In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the fourth quarter of 1999, these promissory notes were converted to 2,750 shares of Series A preferred stock. As of June 30, 2000, $20,625 of accrued interest related to these promissory notes is unpaid.

In July and August of 1999, the Company's subsidiary, Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share. As of June 30, 2000, $14,667 of accrued interest related to these promissory notes is unpaid.

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

NOTE 5 - LICENSE AGREEMENT:

The Company continues to owe model Tyra Banks $100,000 in connection with calendar fees and Claudia Schiffer $300,000 in connection the second year royalty payment per her agreement. During the second quarter of 2000, the arbitrator in the Tyra Banks litigation awarded Ms. Banks $128,000. The Company is currently asking the arbitrator to correct a computational error in the award. However, the Company has accrued the $128,000 as an accrued liability in the accompanying financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 1999 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

         We are an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. We provide this content on its interactive web sites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These web sites, utilizing celebrity models as hosts, will provide an avenue for users to share general tips and advice relating to the subjects covered.

         We, since our inception, have incurred net losses of $5,745,191. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our initial public offering, bridge financing, sale of preferred stock and common stock, and recent sale of common stock of our subsidiary, Fragrancedirect.com, Inc.

         We have not yet generated any significant revenues and are still considered in the development stage. Through June 30, 2000, cumulative revenues totaled $21,486. We continue to incur costs associated with the development of our web sites.

         Additionally, we have advanced $134,000 to a company controlled by fashion model, Tyra Banks, pursuant to certain agreements between us and Ms. Banks' company and have also incurred expenses of approximately $10,000, to date, in connection with the development of the intended web site to have been hosted by Ms. Banks and in connection with the development of calendars featuring her. In June 1998, Ms. Banks declared us in breach of these agreements based on our alleged failure to pay the full amount of all advances and reimbursable expenses allegedly owed pursuant to such agreements. The agreement relating to the creation and sale of calendars has been terminated. Although Ms. Banks also claims that the web site agreement has been terminated, we believe that we are currently in full compliance with this agreement, and that Ms. Banks has refused to perform thereunder.

On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against us under the commercial arbitration rules of the American Arbitration Association. Ms. Banks' attorneys alleged that we failed to make timely payments of money due upon the execution of the web site license agreement and calendar agreement between Ms. Banks and us ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking damages under the Calendar Agreement in the amount of $161,333, damages under the Web Site Agreement of $370,000 and legal fees. On January 15, 1999, through our attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. We raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the web site agreement. We are seeking the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and we filed briefs on March 6, 2000 in response. In July, 2000 the Arbitrator awarded Ms. Banks $128,000. We are currently asking the Arbitrator to correct a computational error in the award.

         We entered into a Web Site License Agreement with Claudia Schiffer (the "Schiffer License Agreement") which grants us the exclusive license for an on-line Internet service devoted to Ms. Schiffer. We have the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also would make promotional appearances and voice recordings to promote the site and provide content for it. The Schiffer License Agreement would continue until the year 2001. We would pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year (which amount was paid) of the Schiffer License Agreement, $400,000 for the second year (of which $100,000 has been paid), and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

         The Schiffer License Agreement also granted to Ms. Schiffer, 269,682 shares of common stock (the "Shares"), with the right to maintain the ratio of her common stock ownership to that of our President. We have agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, we have been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

         In June 1999, we entered into a License Agreement with model Estella Warren. This license provides for an on-line Internet service and downloadable electronic calendars featuring the name and likeness of Ms. Warren. This agreement continues until the first anniversary of the date the service is launched and required payment of the entire fee of $30,000 at the time of execution. Ms. Warren also receives a royalty equal to 20% of revenues received in connection with calendar sales.

         On March 30, 2000, we entered into an agreement with a company controlled by Downtown Julie Brown to give us her services for weekly radio shows to air on weekends. We are obligated to pay her $100,000 annually for one year plus give her 10,000 shares of common stock.

         We created a new subsidiary in July 1999, Fragrancedirect.com, Inc. and launched "www.fragrancedirect.com." On this web site we sell colognes, perfumes and other fragrances direct to Internet users, much in the same way that books are sold on web sites such as "Amazon.com." The site will be promoted through hyper-links from our affiliated web sites. We also intend to create mutual linking arrangements with operators of apparel sites and to make barter arrangements for advertising. We anticipate that our prices will be lower than the manufacturer's suggested retail prices, however, not necessarily less than all retail outlets. The web site is currently being completed.

         We recently signed a letter of intent with Palm, Inc. to collaborate to design and market the Palm(tm) Vx Claudia Schiffer Edition handheld computer. We have negotiated a royalty fee license with Ms. Schiffer.

         Also during the second quarter we began our radio shows with hosts Downtown Julie Brown and supermodel Veronica Webb. We are currently seeking to expand the markets where our programs are aired.

         We intend to obtain product liability insurance in such amounts as it may deem appropriate to insure against any possible product liability exposure resulting from the sale of fragrances on the web site.

         There can be no assurance that we will generate substantial revenues from the web site. In addition, we are aware of at least two similar web sites attempting to compete for the on-line fragrance business.

Cash Requirements

         In April 1998, our Chairman, President and Chief Executive Officer provided us with a revolving credit line with a maximum of $500,000 available. In September 1998, our Board of Directors authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to us and are payable by May 2001, provided, however, that if we raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. In February 2000, the principal and accrued interest of $432,844 and $65,907, respectively, were converted into an aggregate of 110,000 shares of our common stock.

         On September 18, 1998, the Securities and Exchange Commission declared effective our Registration Statement concerning an Initial Public Offering ("IPO") of 400,000 shares of common stock, which we hoped would generate proceeds of approximately $1,600,000. This IPO expired on January 31, 1999. As of December 31, 1998, we had completed the sale of 66,900 shares of common stock and in February 1999, closed on the sale of an additional 62,000 shares of common stock, realizing aggregate net proceeds of $326,596. The net proceeds from this offering, along with bridge loans received in 1997, have been used to satisfy our obligations under the License Agreements entered into with the fashion models.

         During 1999, we issued 190,000 shares of common stock for professional services valued at $637,500. We also issued 200,000 warrants to purchase shares of common stock for professional services valued at $200,000 and we issued 25,000 options to purchase shares of common stock for legal fees valued at $25,000. During the second quarter of 2000 we issued 25,000 shares of common stock for services valued at $185,625.

         In March 1999, we completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the second quarter of 1999, we completed the sale of 2,400 shares of Class A Preferred Stock in a private offering of such securities, generating net proceeds of $216,000. The purchasers of these securities also received two-year warrants to purchase 5,000 shares of common stock for every $25,000 of Preferred Stock purchased at an exercise price of $7.50. The preferred shares accumulate dividends at the rate of $10 per share per annum and are convertible to common shares at the option of the holders.

         During the fourth quarter of 1999, we issued 402,500 shares of common stock in a series of private placement offerings for aggregate proceeds of $737,500. In addition, in February 2000 we issued 182,000 shares of common stock in a private placement offering for aggregate proceeds of $910,000.

         In July and August of 1999, our subsidiary Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share. In addition during the second quarter of 2000, Fragrance sold 210,000 shares of its common stock at $2.50 per share for gross proceeds of $525,000.

         We may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. In the event that we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to fully establish our web sites Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web Site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks is seeking damages under the Calendar Agreement in the amount of $161,333, damages under the Web Site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web Site Agreement. The Company is seeking the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In July 2000 the Arbitrator awarded Ms. Banks $128,000. The Company is currently asking the Arbitrator to correct a computational error in the award.


Item 2.    Change in Securities and Use of Proceeds

         In February 2000, the Company sold 182,000 shares of its common stock in a private placement offering for gross proceeds of $910,000.

Item 3.    Defaults Upon Senior Securities

         None

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.    Other Information

         Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

         On July 14, 2000 and August 16, 2000, the Company filed a current report on Form 8-K reporting that it had terminated Lazar, Levine & Felix, LLP as its independent certified public accountants and retained Merdinger, Fruchter, Rosen & Corso, P.C as its independent certified public accountants. In connection with the audits of the two most recent fiscal years and during any subsequent interim periods preceding such termination of Lazar, Levine & Felix, LLP, there did not develop any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PTN Media, Inc.



                                     By:  /s/ Peter Klamka
                                     ---------------------
                                     Peter Klamka
                                     Chief Executive and Principal
                                     Accounting Officer

Date:  August 21, 2000