Form 10QSB
period 2000-09-30
PTN MEDIA INC
filed 2000-11-14
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2000 - 4,611,962 shares of Common Stock


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                 PTN Media, Inc.

                                      Index


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2000                         2

           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 and cumulative during
           development stage from May 27, 1997 to September 30, 2000                             3

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 and cumulative during development
           stage from May 27, 1997 to September 30, 2000                                         4

           Notes to Condensed Consolidated Financial Statements                                 5-9

Item 2.    Management's Discussion and Analysis or Plan of Operations
                                                                                              10-14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    14

Item 2.    Change in Securities and Use of Proceeds                                             14

Item 3.    Defaults Upon Senior Securities                                                      14

Item 4.    Submission of Matters to a Vote of Security Holders                                  15

Item 5.    Other Information                                                                    15

Item 6.    Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                      16

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONDENSED CONSOLIDTAED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2000
                                   (unaudited)


                              ASSETS

CURRENT ASSETS:
     Cash                                                       $  1,027,390
     Prepaid expenses                                                444,146
                                                                -------------
TOTAL CURRENT ASSETS                                               1,471,536
                                                                -------------

FIXED ASSETS, NET                                                     28,047
OTHER ASSETS                                                          31,226
                                                                -------------
TOTAL ASSETS                                                    $  1,530,809
                                                                =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $   291,201
     License fees payable                                            403,000
     Short-term loans payable                                        191,250
                                                                -------------
TOTAL CURRENT LIABILITIES                                            885,451
                                                                -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,600 shares issued and outstanding                    26
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 4,611,962 shares issued and outstanding             4,612
     Additional paid-in capital                                    7,045,489
     Deficit accumulated during the development stage             (6,404,769)
                                                                ------------
TOTAL SHAREHOLDERS' EQUITY                                           645,358
                                                                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  1,530,809
                                                                ============


               See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the Three                  For the Nine               Cumulative
                                                            Months Ended                  Months Ended               during the
                                                           September 30,                  September 30,           development stage
                                                   ----------------------------   -----------------------------     May 27, 1997 to
                                                       2000            1999           2000             1999       September 30, 2000
                                                   ------------    ------------   -------------    ------------   ------------------
REVENUES                                           $     1,507     $       272    $      4,805     $    13,488     $         22,993

EXPENSES:
      Cost of revenue                                   27,917           9,000         224,374          52,923            2,406,025
      Product development                              188,087         134,555         614,973         293,440            2,057,995
      General and administrative                       441,081          92,149       1,076,200         267,393            1,844,582
                                                   ------------    ------------   -------------    ------------    ----------------
TOTAL EXPENSES                                         657,085         235,704       1,915,547         613,756            6,308,602
                                                   ------------    ------------   -------------    ------------    ----------------

LOSS FROM OPERATONS                                  (655,578)       (235,432)     (1,910,742)       (600,268)           (6,285,609)
                                                   ------------    ------------   -------------    ------------    ----------------

OTHER INCOME (EXPENSES):
      Interest expense                                 (4,000)        (18,207)        (16,309)        (50,682)             (119,199)
      Interest income                                        -               -               -               -                   39
                                                   ------------    ------------   -------------    ------------    ----------------
TOTAL OTHER INCOME (EXPENSE)                           (4,000)        (18,207)        (16,309)        (50,682)             (119,160)
                                                   ------------    ------------   -------------    ------------    ----------------

NET LOSS                                           $ (659,578)     $ (253,639)    $(1,927,051)     $ (650,950)     $     (6,404,769)
                                                   ============    ============   =============    ============    ================

BASIC AND DILUTED LOSS PER   COMMON SHARE          $    (0.15)     $    (0.07)    $     (0.44)     $    (0.19)     $          (1.83)
                                                   ============    ============   =============    ============    ================

WEIGHTED AVERAGE NUMBER OF COMMON OUTSTANDING        4,479,672       3,440,262       4,367,731       3,432,995            3,490,635
                                                   ============    ============   =============    ============    ================

                See accompanying notes to financial statements.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Nine                Cumulative
                                                                           Months Ended                during the
                                                                          September 30,             Development stage
                                                                  -------------------------------    May 27, 1997 to
                                                                       2000            1999         September 30, 2000
                                                                  ---------------  --------------   --------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (1,927,051)      $(650,950)    $     (6,404,769)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                        8,443           3,377               14,899
       Shares issued for professional and legal fees                           -               -              876,500
       Waiver of compensation payable                                          -               -              121,000
       Issuance of shares for license fees                               323,125               -            1,407,853
   Changes in operating assets and liabilities:

     Accounts receivable                                                       -           4,488                    -
     Prepaid expenses                                                    271,479               -            (444,146)
     Accounts payable and accrued expenses                               100,802          70,502              412,608
     License fees payable                                                  3,000       (155,000)              403,000
                                                                   --------------  --------------   ------------------

 NET CASH USED IN OPERATING ACTIVITIES                               (1,220,202)       (727,583)          (3,613,055)
                                                                   --------------  --------------   ------------------

 CASH FLOWS FROM INVESTNG ACTIVITIES:
   Purchase of fixed assets                                             (11,691)        (24,248)             (42,946)
   Security and other deposits paid                                     (31,226)               -             (31,226)
                                                                   --------------  --------------   ------------------

 NET CASH USED IN INVESTING ACTIVTIES                                   (42,917)        (24,248)             (74,172)
                                                                   --------------  --------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans received from (paid to) officer                                (26,000)         (6,156)              477,844
   Proceeds from short-term loans                                              -         465,000              653,750
   Payments from shareholders                                                  -               -                2,957
   Proceeds from exercise of warrants                                      1,000               -               31,000
   Proceeds from private placement offerings, net                        838,970               -            1,792,470
   Proceeds from sale of common stock of subsidiary                      975,000               -              975,000
   Proceeds from sale of common and preferred stock, net                 455,000         304,493              781,596
                                                                   --------------  --------------   ------------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,243,970         763,337            4,714,617
                                                                   --------------  --------------   ------------------

 INCREASE IN CASH                                                        980,851          11,506            1,027,390

 CASH, BEGINNING OF PERIOD                                                46,539             702                    -
                                                                   --------------  --------------   ------------------

 CASH, END OF PERIOD                                                  $1,027,390       $  12,208     $      1,027,390
                                                                   ==============  ==============   ==================


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

The Company is an interactive content provider focusing on providing leading branded content for well-defined target audiences using a combination of new and traditional media. The Company provides this content on its interactive websites in the form of articles and photographs pertaining to fashion, beauty, style and entertainment. These websites, utilizing celebrity models as hosts, will provide an avenue for users to share general tips and advice relating to the subjects covered.

The Company, since its inception, has incurred net losses of $6,404,769 through September 30, 2000. The Company has relied on bridge financing, the proceeds from the sale of common stock through an initial public offering, the sale of common and preferred stock in private placements and the sale of common stock in its Fragrancedirect.com, Inc. subsidiary to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its annual report on Form 10-KSB for the year ended December 31,1999 and which are incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
                 UNCERTAINTY, continued:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc., and subsidiary contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations for the nine months ended September 30, 2000 and 1999 and for the cumulative period during the development stage (May 27, 1997 to September 30, 2000) and its cash flows for the nine months ended September 30, 2000 and 1999 and for the cumulative period during the development stage (May 27, 1997 to September 30, 2000).

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

During the second and third quarters of 2000, the Company's subsidiary, Fragrancedirect.com, Inc. sold 210,000 and 200,000 shares, respectively, of its common stock at $2.50 per share. The proceeds of $525,000 and $500,000, respectively, have been included in additional paid-in capital.
Fragrancedirect.com, Inc. paid $50,000 in fees in connection with the $500,000 raised in the second quarter of 2000.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 3 - SHORT-TERM LOANS PAYABLE:

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of September 30, 2000 aggregated $5,375.

In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the fourth quarter of 1999, these promissory notes were converted to 2,750 shares of Series A preferred stock. As of September 30, 2000, $20,625 of accrued interest related to these promissory notes is unpaid.

In July and August of 1999, the Company's subsidiary, Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share. As of September 30, 2000, $18,667 of accrued interest related to these promissory notes is unpaid.

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

NOTE 5 - LICENSE AGREEMENT:

The Company owes model Claudia Schiffer $275,000 in connection with the second year royalty payment per her agreement. During the second quarter of 2000, an arbitrator in the Tyra Banks litigation awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The Company has accrued $183,213 related to this judgment in the accompanying financial statements.

The Company entered into an agreement with a company controlled by Downtown Julie Brown to give the Company her services for weekly radio shows to air on weekends. The Company is obligated to pay her $100,000 annually for one year plus give her 10,000 shares of common stock.

The Company entered into a website license agreement with country music artist Chely Wright to give the Company an exclusive license for an area on the Company's on-line Fashionwindow.com Internet service and to use her name and likeness in the creation and promotion of the Internet service. Chely Wright will be the sole country artist associated with Fashionwindow.com Internet service for the term of the agreement, which is two years with an option to renew for two additional one-year terms. In connection with this contract, the Company has issued to Ms. Wright, 12,500 shares of the Company's common stock and is obligated to issue her an additional 12,5000 shares of common stock on the contract's first anniversary.

                         PTN MEDIA, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 5 - LICENSE AGREEMENT, continued:

The Company entered into a website license agreement with pop music artist Mandy Moore to give the Company a license for an on-line Internet service and to use her name and likeness in the creation and promotion of the Internet service. The term of the agreement is for one year and maybe renewed on the first anniversary for an additional year if certain conditions are met. In connection with this agreement, the Company has issued to a company controlled by Ms. Moore and Ms. Moore's agent 31,000 and 3,100 shares of the Company's common stock, respectively. If the common stock issued in connection with this agreement has not been sold as of the first anniversary and the value of such common stock at the first anniversary is less than $100,000 and $10,000 respectively, then the Company is required to issue additional common stock such that the total value of all common stock held by Ms. Moore and Ms. Moore's agent is not less than $100,000 and $10,000 respectively.

The Company entered into a host agreement with a company controlled by Daisy Fuentes for Ms. Fuentes to host "The Style Minute with Daisy Fuentes." The term of the agreement is for one year following the first airing of the program. In connection with this agreement, the Company is obligated to pay $37,500 at the signing of the agreement and $37,500 three months following the signing of this agreement. These two payments are advances against future royalties. Ms. Fuentes will also receive a royalty of 50% of gross proceeds received by the Company in connection with the services of Ms Fuentes.

NOTE 6 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No.128 "Earnings Per Share" ("SFAS 128").

Item 2.   Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 1999 included in our Annual Report on Form 10-KSB and the financial statements and related notes appearing elsewhere in this report.

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites, our ability to produce and syndicate our radio shows and our ability to conduct business with Palm, Inc. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Overview

         We are an interactive media content provider of branded content and commerce opportunities using a combination of new and traditional media. We produce "Fashionwindow.com" (www.fashionwindow.com), which is designed to be the leading online destination for fashion, style and beauty content, commerce and community. We also provide this content through two nationally syndicated radio programs: "The Style Minute with Daisy Fuentes" and "The Julie Show" hosted by Downtown Julie Brown. We also plan to provide similar content on our planned website, Claudiaschiffer.com (www.claudiashiffer.com) hosted by well-known model Claudia Schiffer.

                                  Our Websites

         Fashionwindow.com provides original editorial materials prepared by staff and freelance writers. It also offers exclusive and original photography. The site recently entered into two new celebrity relationships to enhance our ability to offer new content. Country music artist Chely Wright signed an exclusive agreement with us on March 29, 2000 to give Fashionwindow.com exclusive rights to fashion news and images related to her public activities. Chely Wright will be the sole country artist associated with Fashionwindow.com Internet service for the term of the agreement, which is two years with an option to renew for two additional one-year terms. In connection with this contract, we issued to Ms. Wright, 12,500 shares of the Company's common stock and we are obligated to issue her an additional 12,500 shares of common stock on the contract's first anniversary.

         We entered into a website license agreement with teenage artist and MTV personality Mandy Moore. Pursuant to such agreement, Ms. Moore grants to us a license for an on-line Internet service and to use her name and likeness in the creation and promotion of the website. The agreement also provides that Ms. Moore is to provide us with exclusive fashion, news, behind the scenes looks and fashion tips and advice. The term of the agreement is for one year and may be renewed on the first anniversary for an additional year if certain conditions are met. In connection with this agreement, we issued to a company controlled by Ms. Moore, and Ms. Moore's agent 31,000, and 3,100 shares of our common stock, respectively. If the common stock issued in connection with this agreement has not been sold as of the first anniversary and the value of such common stock at the first anniversary is less than $100,000 and $10,000, respectively, then we are required to issue on the first anniversary additional common stock such that the total value of all common stock held by Ms. Moore and Ms. Moore's agent is not less than $100,000 and $10,000, respectively.

         Fashionwindow.com generates revenues through various means. It sells banner advertising on a cost per thousand impressions basis. It generates transactional revenues paid by online retailers and rent paid by online retailers for placement in the shops at Fashionwindow.com. It also generates revenue from third party application providers via bounties and commissions. There can be no assurance that Fashionwindow.com will continue to generate revenues or that it will ever result in net income.

         We recently completed work on the website Claudiaschiffer.com and are awaiting final approval from Ms. Schiffer to place it for general viewing on the public Internet. In addition to a large collection of photographs of Ms. Schiffer, the site is expected to be a destination for an audience interested in fashion, style, and beauty using Ms. Schiffer as a host and guide. The site features notes from her, diet and fitness news from her trainer, and fashion and shopping news from a leading fashion stylist.

         We created a new subsidiary in July 1999, Fragrancedirect.com, Inc. and recently launched the website Fragrancedirect.com (www.fragrancedirect.com). On this website we offer colognes, perfumes and other fragrances direct to Internet users. The site will be promoted through hyper-links from our affiliated websites. We currently offer a variety of popular fragrances at prices that are generally lower than prices in traditional non-internet retailers. Brands currently available on our site include Ralph Lauren, Chanel, Tommy Hilfiger, Liz Clairborne, and Calvin Klein. There can be no assurance that we will generate any revenues from the website. In addition, we are aware of at least two similar websites attempting to compete for the on-line fragrance business.

                           Our Syndicated Radio Shows

         We produce "The Style Minute with Daisy Fuentes" for national radio. The show is hosted by Daisy Fuentes, a well-known celebrity, and currently airs on 13 stations. The show is a daily, one-minute news or tip of the day targeted at women. We make its content available free to radio stations in exchange for the right to include a 30 second commercial spot within the body of the program. In addition to the commercial advertisement featuring a third party, the show also carries a commercial message for Fashionwindow.com. The term of the agreement with Ms. Fuentes is for one year following the first airing of the program. In connection with this agreement, we are obligated to pay $37,500 at the signing of the agreement and an additional $37,500 within three months. These two payments are advances against future royalties. Ms. Fuentes will also receive a royalty of 50% of gross proceeds received by the Company in connection with the services of Ms Fuentes.

         We also produce "The Julie Show" hosted by Downtown Julie Brown. The Julie Show airs live from Los Angeles every Sunday evening between 10 p.m. and 12 a.m. Eastern Standard Time. The show features a live discussion of entertainment, fashion, and celebrity news. It currently airs on 2 stations. We make this show available without charge to stations in exchange for 12 minutes of commercial time. The show also serves to drive traffic back to our websites via commercial spots and mentions of the site by the host, Julie Brown. We are obligated to pay Ms. Brown $100,000 annually for one year plus issue to her 10,000 shares of common stock.

                      Our Proposed Business with Palm, Inc.

         In addition to our websites and radio syndication programs, we have recently entered into a relationship with Palm, Inc., the maker of handheld computing devices, to create a branded Claudia Schiffer handheld device based on the Palm Vx model. We have also entered into several relationships to develop and promote Palm software and accessories in conjunction with our efforts relating to the planned Claudia Schiffer Palm.

         We have obtained from Ms. Schiffer the right to use her name, likeness and image on the planned handheld device. We plan to sell the devices through the Claudiaschiffer.com site and potentially other sites that sell electronics. We are also in discussion with other celebrities and Palm, Inc. regarding similar branded celebrity handheld computing devices.

Liquidity and Capital Resources

         We have incurred net losses since our inception, of $6,404,769. We may be unable to continue in existence unless we are able to arrange additional financing. We have not yet generated any significant revenues and are still considered in the development stage. Through September 30, 2000, cumulative revenues totaled $22,993. We continue to incur costs associated with the development of our websites.

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

         In July and August of 1999, our subsidiary Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share. In addition during the second and third quarters of 2000, Fragrance sold 210,000 and 200,000 shares of its common stock at $2.50 per share for gross proceeds of $525,000 and $500,000, respectively.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Website License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Website Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Website Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June, 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August, 2000. The Company has accrued $183,213 related to this judgment in the accompanying financial statements.

Item 2.    Change in Securities and Use of Proceeds

         In September 2000, the Company sold 150,000 shares of its common stock to a single investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, for gross proceeds of $500,000.

Item 3.    Defaults Upon Senior Securities

         None

Item 4.    Submission of Matters to a Vote of Security Holders

         On August 15, 2000 the Company held its annual shareholder meeting at which time the following proposals were voted upon by the shareholders.



Proposal 1:  Election of Director:

                                           FOR                      AGAINST                   ABSTAIN
Peter Klamka                            3,430,332                      0                         0


Proposal 2: To change the Company name to Fashionwindow.com, Inc.:

                                           FOR                      AGAINST                   ABSTAIN

                                        1,386,158                  2,044,174                     0


Proposal 3:  To approve the Company's 2000 Stock Option Plan:

                                           FOR                      AGAINST                   ABSTAIN

                                        2,679,947                   11,100                     3,100



Proposal 4: To ratify the appointment of Merdinger, Fruchter, Rosen & Corso,
P.C. as the Company's independent auditors for the fiscal year ending December
31, 2000:

                                           FOR                      AGAINST                   ABSTAIN

                                        3,429,332                      0                       1,000


Item 5.    Other Information

         Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

27   - Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PTN Media, Inc.



                                    By: /s/ Peter Klamka
                                        --------------------
                                    Peter Klamka
                                    Chief Executive and Principal
                                    Accounting Officer

Date:  November 14, 2000