Form 10KSB
period 2000-12-31
PTN MEDIA INC
filed 2001-04-16
CIK 1061169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                        Commission File Number: 000-24835

                                 PTN MEDIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          98-3833990
    ----------------------                          ---------------------------
   (State of Incorporation)                        (I.R.S. Employer I.D. Number)


        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (734) 327-0579
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Registrant's revenues for its most recent fiscal year (ended December 31, 2000):
$5,613


Aggregate market value of voting stock held by non-affiliates: $2,415,148


Indicate the number of shares outstanding of each of the registrant's classes of common stock:

4,632,962 common shares were outstanding as of December 31, 2000
---------

                                TABLE OF CONTENTS
                                -----------------


Part I........................................................................1

Item 1. Description of Business...............................................1
Item 2. Description of Property..............................................17
Item 3. Legal Proceedings....................................................17
Item 4. Submission of Matters to a Vote of Security Holders..................17


Part II......................................................................18

Item 5. Market for Common Equity and Related Stockholder Matters.............18
Item 6. Management's  Discussion and Analysis of Financial Condition.........19
Item 7. Financial Statements.................................................20
Item 8. Changes in and Disagreements with Accountants........................21


Part III.....................................................................22

Item 9. Directors, Executive Officers, Promoters and Control Persons.........22
Item 10. Executive Compensation..............................................23
Item 11. Security Ownership of Certain Beneficial Owners.....................25
Item 12. Certain Relationships and Related Transactions......................26
Item 13. Exhibits and Reports on Form 8-K....................................27

Signatures ..................................................................29

PART 1.
ITEM 1. DESCRIPTION OF BUSINESS.

Background

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

     We are an interactive media content provider of branded content and commerce opportunities using a combination of new and traditional media. We currently produce three web sites. They are: (i) "FashionWindow.com" (www.fashionwindow.com), which is designed to be the leading online destination for fashion, style and beauty content, commerce and community; (ii) ClaudiaSchiffer.com (www.claudiashiffer.com), which is hosted by well-known model Claudia Schiffer and is intended to be a destination for those interested in fashion, style and beauty using Ms. Schiffer as a host and guide; and (iii) FragranceDirect.com (www.fragrancedirect.com) which is dedicated to selling branded fragrances, spa products, and to a limited extent cosmetics. We also produce a nationally syndicated radio program entitled "The Style Minute with Daisy Fuentes".

     In addition to our existing web sites and our radio syndication program, we have recently entered into an original equipment manufacturer partner agreement with Palm, Inc., the maker of hand-held computing devices, to create a branded Claudia Schiffer hand-held device based on the Palm Vx model. We have obtained from Ms. Schiffer the right to use her name, likeness and image on the hand-held device.

                                  Our Web sites

FashionWindow.com

     FashionWindow.com provides original editorial materials prepared by staff and freelance writers. It also offers exclusive and original photography. We maintain two celebrity relationships to enhance FashionWindow.com's content.

     Country music artist Chely Wright signed an exclusive agreement with us on March 29, 2000 to give FashionWindow.com exclusive rights to fashion news and images related to her public activities. The term of the agreement is two years with an option to renew for two additional one-year terms. In connection with this contract, we issued to Ms. Wright, 15,000 shares of the Company's common stock and we are obligated to issue her an additional 15,000 shares of common stock on the contract's first anniversary.

     We also entered into a web site license agreement with teenage artist and MTV personality Mandy Moore. Pursuant to such agreement, Ms. Moore grants to us a license for an on-line Internet service and to use her name and likeness in the creation and promotion of the web site. The agreement also provides that Ms. Moore is to provide us with exclusive fashion, news, behind the scenes looks and fashion tips and advice. The term of the agreement is for one year and may be renewed on the first anniversary for an additional year if certain conditions are met. In connection with this agreement, we issued to a company controlled by Ms. Moore, and Ms. Moore's agent 31,000, and 3,100 shares of our common stock, respectively. If the common stock issued in connection with this agreement has not been sold as of the first anniversary and the value of such common stock at the first anniversary is less than $100,000 and $10,000, respectively, then we are required to issue on the first anniversary additional common stock such that the total value of all common stock held by Ms. Moore and Ms. Moore's agent is not less than $100,000 and $10,000, respectively.

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

ClaudiaSchiffer.com

     We have the exclusive license to use well-known model Claudia Schiffer's name and likeness in connection with our web site, ClaudiaSchiffer.com (www.claudiaschiffer.com). In addition to a large collection of photographs of Ms. Schiffer, the site is intended to be a destination for an audience interested in fashion, style, and beauty using Ms. Schiffer as a host and guide. The site features notes from her, diet and fitness news from her trainer, and fashion and shopping news from a leading fashion, stylist.

     This license agreement with Ms. Schiffer, which we entered into in November 1998, grants us the exclusive license for an on-line Internet service devoted to Ms. Schiffer. Pursuant to the terms of the License Agreement, we have the right to use Ms. Schiffer's name and likeness for an Internet site including a merchandise "boutique", monthly column and interviews or on-line chat sessions. Ms. Schiffer also is required to make promotional appearances and voice recordings to promote the site and provide content for it. The license agreement continues until November 2001. We are obligated to pay Ms. Schiffer guaranteed minimum royalties of $300,000 for the first year, $400,000 for the second year, and $500,000 for the third year, which would be credited against earned royalties ranging from 25% to 80% of site revenues and profits from boutique merchandise sales.

     The License Agreement grants to Ms. Schiffer 269,682 shares of our Common Stock, with the right to maintain the ratio of her Common Stock ownership to that of Peter Klamka, our President. We valued Ms. Schiffer's shares at 80% of the market value of our stock on the date of issuance or $4.00 per share. We agreed to indemnify Ms. Schiffer for any U.S. income tax liability resulting from the issuance of these shares, however, we have been assured that Ms. Schiffer is not a U.S. citizen or resident, and therefore is not likely to be responsible for any such taxes.

     We have paid Ms. Schiffer in full under the license agreement except that we currently owe her $225,000 for the year 2001.

FragranceDirect.com

     Our wholly owned subsidiary, FragranceDirect.com, Inc., operates our site, FragranceDirect.com (www.fragrancedirect.com) which sells branded fragrances, spa products, and related gift sets. The site currently offers a variety of popular fragrances at prices that are generally lower than in traditional retailers. Brands currently available on our site include Ralph Lauren, Chanel, Tommy Hilfiger, Liz Clairborne, and Calvin Klein.

     We use some of the available radio time to promote the site and drive traffic to it. We also recently entered into an agreement with Dynamic Trade, Inc. to promote the site to affiliate sites. Our site pays sites that feature FragranceDirect.com and/or our products a commission on each product sold. On October 27, 2000, we also entered into a cross marketing agreement with TEC.com, LLC to promote the site and to supply fragrances to its entertainment site, www.twec.com and to a limited extent to its retail stores on a test basis.

                            Our Syndicated Radio Show

     We produce the nationally syndicated radio program, "The Style Minute with Daisy Fuentes". It is a daily, one minute news or tip of the day show targeted at women. We make this content available free to radio stations in exchange for the right to include a 30 second commercial spot within the body of the program. The show is hosted by Daisy Fuentes, a well known celebrity, and currently airs on 13 stations. We are working to increase the number of stations that the show airs on. In addition to the commercial advertisement featuring a third party, the show also carries a commercial message for the FashionWindow.com web site.

     We entered into an agreement with Ms. Fuentes in September 2000. The term of the agreement is for one year following the first airing of the program. In connection with this agreement, we paid Ms. Fuentes a total of $75,000 as advances against future royalties. Ms. Fuentes is also to receive a royalty of 50% of gross proceeds received in connection with her services.

     We ceased production of "The Julie Show" hosted by Downtown Julie Brown as of March 30, 2001.

                   Our Planned Business in Hand-Held Computers

Palm Vx-Claudia Schiffer Edition

     On October 5, 2000, we entered into an agreement with Palm, Inc., the maker of hand-held computing devices to create a branded Claudia Schiffer hand-held device based on the Palm model. We have also obtained from Ms. Schiffer the right to use her name, likeness and image on the hand-held device. We currently sell the devices through our ClaudiaSchiffer.com web site. In addition, in March 2001, we amended our agreement with Palm, Inc. such that Palm plans to sell the Claudia Schiffer branded hand-held device through its own web site, Palm.com, as well as, for a period of one year, through its standard distribution channels in both the United States and Canada.

Palm Vx-Michael Jordan Edition

     On December 29, 2000, we entered into a three-year, exclusive, royalty-free, worldwide license agreement with Michael Jordan, the former National Basketball Association player granting us the right to use Mr. Jordan's name, likeness, image and endorsement in connection with the proposed advertisement, promotion and sale of Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we plan that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan.

     The license agreement with Mr. Jordan provides that we pay Mr. Jordan a royalty equal to twelve percent (12%) of the proceeds from the sale of certain Palm Inc. products, but in no event less than an annual minimum royalty of $1,250,000.

     We have not yet amended our original equipment manufacturer partner agreement with Palm Inc. to include our rights under the license agreement with Mr. Jordan.

Christina Aguilera Hand-Held Computers

     On February 19, 2001, we entered into a two year, exclusive worldwide license with pop music artist Christina Aguilera granting us the right to use Ms. Aguilera's name, likeness, image and endorsement in connection with the proposed-advertisement, promotion and sale of certain hand-held computers.

     The license agreement provides that we shall pay Ms. Aguilera a royalty equal to twelve percent (12%) of the proceeds from the sale of certain hand-held computers, but in no event less than an annual minimum royalty of $100,000. We have also agreed to deliver shares of PTN Media, Inc. common stock equal to $50,000, based on the closing price of the common stock on February 19, 2001.

Palm Software and Accessories

     We have entered into several relationships to develop and promote Palm software in conjunction with our efforts relating to the Claudia Schiffer Palm and the planned Michael Jordan Palm. We intend to sell versions of Healthetech, Inc. software and Firepad's Fireviewer. Both now come bundled with the Claudia Schiffer Palm. We are currently evaluating several other opportunities for software to be bundled or offered in conjunction with our branded Palms.

     On July 24, 2000, we also entered into a development agreement with Neohand Inc., a developer of Palm software. Neohand, Inc. is currently developing a stand alone software program for sale via electronic distribution and CD-ROM. The program is based on content that we have been featuring on our FashionWindow.com web site.

     We currently made Fashionwindow.com content available via web clippings to users of Palm VII.

     We are also exploring opportunities to promote and sell Palm accessories such as carrying cases, modems, a wireless ISP, plastic flip covers, stylus, and keyboards.

     We formed PTN Wireless, Inc., a Delaware company and wholly-owned subsidiary of PTN Media, Inc. on February 21, 2001. PTN Wireless, Inc. currently has no assets and is not operating.

                             Our Sources of Revenue

Advertising

     We believe that FashionWindow.com offers a desirable vehicle for advertisers seeking to reach fashion-oriented consumers. The subject matter of FashionWindow.com and our proposed future web sites attract an audience that is well educated, sophisticated and affluent. ClaudiaSchiffer.com generates banner and placement advertising from companies interested in reaching a global audience of fashion conscious consumers. To be successful, we must attract advertising placements from businesses that provide the types of products and services that appeal to the target audience of our web sites.

     We are currently represented by Engage, Inc., a CMGI portfolio company, to sell advertising on FashionWindow.com.

Banner Advertising

     We derive revenues from the sale of advertising banners on our initial web site. These banners appear on a user's computer screen when accessing different areas of our web sites. The interactive nature of the Internet also allows users to obtain extensive additional information about an advertiser's products or services instantly, by clicking on a hypertext link to the advertiser's web site. In some cases the advertiser's products can be purchased in a transaction completed on the Internet. We have entered into agreements with certain advertisers whose banner advertisements appear on our FashionWindow.com web site, and are negotiating with additional advertisers to place banner advertisements on our current and/or future web sites.

     In November 1999 we entered into an exclusive representation agreement with Adsmart Corporation for both FashionWindow.com and ClaudiaSchiffer.com. The Agreement continues on a month-to-month basis. The advertisements are sold pursuant to the agreement on a cost per thousand impressions basis.

Sale of Hand-Held Computer Devices

     We began selling the Claudia Schiffer branded Palm devices in the 1st Quarter of 2001. We expect that the sale of hand-held computer devices and accessories will be a primary source of our future revenues.

                             Marketing and Promotion

     The Company continually evaluates numerous ways to promote its brand names such as "Fashionwindow," believing that brand recognition will assume increasing importance as the volume of activity on the Internet increases. The Company intends to promote its web sites, products and other services through co-branding and online partnerships, paid advertising, content syndication, public relations and sponsorship.

     We also intend to draw users to our web sites and affiliated programs by the following means:

     o Offer free information and services: We provide information, services, and commerce opportunities without cost or charges to the user and make those services easily accessible.

     o Develop additional licensing of our content to third parties: We are presently party to one license of our original content and are exploring additional opportunities to extend our licensing to other web sites and to other media. These relationships will enable us to develop recognition for our content cost effectively.

     o Develop value added electronic commerce: We believe that Web-based electronic commerce for fashion, apparel and beauty products will continue to grow as an increasing number of consumers and businesses accept the Internet as a viable method of purchasing these goods and services. We currently offer a number of ways to purchase goods and services on our sites including placement of a number of leading internet retailers in our "Shops at FW" area, the Personal Shopper which allows the purchases of items found in search results, direct response via banners, and product specific purchases through affina Stores.

     o Enhance FashionWindow.com's product offerings: We intend to enhance and expand product offerings on FashionWindow.com with additional content areas such as music, features, and functionality to maintain and enhance our market position.

     o Provide original and compelling targeted sites: Specific sites such as ClaudiaSchiffer.com should offer us opportunities to deliver premium advertising opportunities to a user base with attractive demographics and to diversify our revenue streams through rents, transactional revenue, and licensing.

     o Establish market awareness and brand recognition: We believe that building the FashionWindow.com brand is a critical element of our business strategy. In this regard, we expect to place significant emphasis on establishing a brand identity for our sites and product offerings. We seek to reflect a network of fashion related sites that provide a compelling balance of commerce, community, and content. Our strategy is to build brand awareness using our content licensing, ad new radio programming, and traditional advertising and sponsorships.

     o Advertise our web sites: We advertise and promote our web sites through various forms of media. We purchase banner advertisements on search engines on the World Wide Web and enter into advertising barter arrangements with other web sites. We promote our web sites through advertising and promotional spots contained within Company-sponsored radio programs and by advertising in selected publications. We arrange for the promotion of our web sites by host models, to the extent that they are not prohibited from participating in any such promotion as a result of other commitments, or such promotion is limited by the terms of our license with the model. Finally, promotional advertising in connection with products offered by us, including calendars and electronic planners, is another means by which we promote our web sites.

     o Offer interactive communication: We plan to offer an online avenue for interactive communication covering topics such as fashion and health, with the primary focus on our web sites' models and celebrity hosts. Our goal is to operate the exclusive online access to select models such as Claudia Schiffer, and to provide visitors and members with information, photos and other content unavailable elsewhere.

                  Web Host; Operations, Security and Technology

     Our web sites are made available to users through our web host, Genuity. We provide pages of code, graphics and video to Genuity, which uploads this information to its dedicated servers. Genuity is responsible for all traffic, security and management of the technological aspects of our web sites. We are responsible for updating the content on the web sites and to apprising Genuity of our changing technological needs and offering Genuity the opportunity to provide for these needs. We compensate Genuity with a combination of cash and promotional consideration. We believe we would have no difficulty replacing Genuity with another web host if our relationship with Genuity were to be terminated for any reason.

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

                         Arbitration filed by Tyra Banks

     We entered into a license agreement with a company controlled by well-known model, Tyra Banks. In addition, we also entered into an agreement with Ms. Banks' company in connection with the creation, marketing and sale of calendars and electronic planners featuring photographs of Ms. Banks. On June 18, 1998, Ms. Banks declared us in breach of both of these agreements and has refused to perform under either of them. The basis for this declaration was our alleged failure to pay the full amount of all advances due and payable to Ms. Banks' company pursuant to the agreements, as well as our failure to fully reimburse Ms. Banks for certain expenses provided for under the calendar agreement. To date, we have advanced funds to Ms. Banks' company in the aggregate amount of

$134,000. We received a letter from Ms. Banks' attorneys, dated September 8, 1998, demanding that we pay to Ms. Banks' company an additional $153,000 on or before September 15, 1998, cease all uses of Ms. Banks' name, picture and likeness and return all photographs and images of Ms. Banks. This letter further stated that in the event that we failed to comply with their demands by that date, Ms. Banks and her company would be forced to take all "appropriate" action to recover all amounts alleged to be owed, and to enforce their rights against us.

     On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web site License Agreement and Calendar Agreement between Ms. Banks and the Company, and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Web site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web site Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June, 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August, 2000. The Company has accrued $187,053 related to this judgment in the accompanying financial statements.

                ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have an accumulated deficit and anticipate further losses.

     We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2000, we had an accumulated deficit of $9,187,520. We expect to incur operating losses for the foreseeable future due to the significant expenses which we expect to incur in the continued development and marketing of FashionWindow.com, ClaudiaSchiffer.com, and FragranceDirect.com as well as expenses related to our agreement with Palm, Inc. These expenses include substantial advance royalty payments that we have agreed to make to several models and celebrities in connection with license agreements. Additionally, to the extent that we engage additional models and/or celebrities for our web sites, we will most likely be required to pay advance royalties to those persons.

     We have generated extremely limited revenues to date from our web sites and there can be no assurance that we will ever generate revenues from these web sites or from any other business we conduct. We also expect to significantly increase our operating expenses to expand our sales and marketing operations, to fund greater levels of product development, and to develop other forms of revenue generating business, including the continued development of a branded Palm computing device, direct response sales, licensing of our proprietary materials to others, and celebrity chat clubs.

We received an opinion from our accountants for the period ended December 31, 2000 which raised doubt about our ability to continue after such date as a going concern.

     Our consolidated financial statements for the year ended December 31, 2000, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2000 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

We may not be able to compete successfully in the hand-held device and operating system software markets. This would have a material adverse effect on or business, results of operations and financial condition.

     As we attempt to expand into the hand-held device and operating system software markets, our future growth will depend on the commercial success of our proposed Claudia Schiffer, Michael Jordan and Christina Aguilera hand-held devices. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do. This will make it difficult for us to compete successfully in the hand-held device and operating system software markets.

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

     We have historically derived most of our revenues from the sale of advertisements on our web sites. Our ability to generate advertising revenues will depend upon, among other factors, the acceptance of our web sites as attractive and sustainable media, the development of a large audience of users of our web sites and the effective development of media properties that provide user demographic characteristics that will be attractive to advertisers. Existing advertising placement contracts are for relatively short terms, generally three months or less, and are terminable by advertisers at any time on very short notice. Consequently, our advertising clients will be able to eliminate or move their advertising to competing Internet sites or from the Internet to traditional media, quickly and at low cost.

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

If our web sites, including their content, are not accepted, or develop more slowly than expected, or the market becomes saturated with competitors, our business, results of operations and financial condition will be materially and adversely affected.

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

     Although we have engaged a third party, Genuity to host our web sites, the Internet infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems by our customers and other Internet users. These factors could lead to interruption, delays or cessation in service thereby causing harm to our business and financial condition. In addition, unauthorized use of the Internet could also jeopardize the security of confidential information stored in computer systems of our customers and other parties using the Internet, which could deter potential customers from accessing our web sites and give rise to liability to users whose security or privacy has been infringed.

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

     There can be no assurance that we will ever be able to compete successfully with potential competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition. There are no significant barriers to developing web sites, and we expect competition to continue to grow. We compete with a significant number of web content providers, several of which offer competitive services and/or products, and address certain of our target markets, including, among others, Women's Wire, Elle Magazine and Ford Models, Inc. Many of these competitors have significantly greater financial, technical and marketing resources than us, and include companies that are larger and better capitalized than us. These competitors may also have expertise and established brand recognition in the Internet market. There can be no assurance that our competitors will not develop Internet services and products that are superior to those currently offered or contemplated by us or that they will not achieve greater market acceptance than our contemplated services and products. In addition, we compete with these competitors, online services and other web site operators, for the same sources of advertising and direct marketing revenue.

     Our web sites compete with (and any future developed web sites will compete with) other forms of media, such as television, radio and print media, many of which provide services and products that are similar to those which we currently provide and also intend to provide through our web sites. Although traditional media outlets do not offer many of the interactive features available through the Internet (such as online chat rooms and E-mail), there are numerous publications, as well as television and radio programs, which provide editorial content similar to that which we provide on our web site, as well as articles and features on fashion, beauty, health and celebrities. We also will compete with these traditional media outlets for advertising revenue and direct marketing revenue.

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

                                    Employees

     The Company presently employs two individuals, Peter Klamka, its President and Chief Executive Officer and Chris Giordano, its Chief Operating Officer. None of the Company's employees are represented by a labor union.

                                   Facilities

     The Company currently maintains its executive offices, consisting of 1,353 square feet of space, at 455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan, pursuant to a three year lease at a monthly rental of $2,227. The telephone number is (734) 327-0579.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

     On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Web site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web site Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June, 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August, 2000. The Company has accrued $187,053 related to this judgment in the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART 2.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. Our common stock has been quoted on the NASDAQ Bulletin Board under the symbol "PTNM" since March 29, 1999.

     The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inner-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                   Price Range
                                   -----------
                                                          High       Low
                                                          ----       ---

Calendar Year 2000
First Quarter.........................................   $15.06     $5.25

Second Quarter .......................................     9.75      3.00

Third Quarter.........................................     4.97      3.25

Fourth Quarter .......................................     3.88      1.06

Calendar Year 1999
First Quarter.........................................    $7.00     $4.00

Second Quarter .......................................     8.25      5.00

Third Quarter.........................................     8.25      1.63

Fourth Quarter........................................     7.38      2.00

     (b) Holders. As of March 31, 2001, there were approximately 110 record holders of the Company's Common Stock.

     (c) Dividends. The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

ITEM 6. PLAN OF OPERATION.

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     We have incurred net losses since our inception, of $9,187,520. We may be unable to continue in existence unless we are able to arrange additional financing. We have not yet generated any significant revenues and are still considered in the development stage. Through December 31, 2000, cumulative revenues totaled $23,801; however, in January 2001, we began selling the Claudia Schiffer edition of the Palm Vx.

     In April 1998, our Chairman, President and Chief Executive Officer provided us with a revolving credit line with a maximum of $500,000 available. In September 1998, our Board of Directors authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to us and are payable by May 2001, provided, however, that if we raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. In February 2000, the principal and accrued interest of $432,844 and $65,908, respectively, were converted into an aggregate of 110,000 shares of our common stock.

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

     During 1999 we issued (i) 190,000 shares of common stock for professional services valued at $637,500; (ii) 200,000 warrants to purchase shares of common stock for professional services valued at $200,000; (iii) 25,000 options to purchase shares of common stock for legal fees valued at $25,000; (iv) 25,000 shares of common stock for services valued at $185,625 and (v) 402,500 shares of common stock in a series of private placement offerings for aggregate proceeds of $737,500.

     During 2000, we (i) converted $432,844 of the loans payable to officer and $65,908 of interest payable to officer in exchange for 110,000 shares of common stock, (ii) issued 9,500 shares of common stock for professional services valued at $34,125, (iii) issued 61,600 shares of common stock for license fees valued at $325,000, (iv) converted 3,250 shares of Series A preferred stock into 65,000 shares of common stock; and (v) issued 336,000 shares of its common stock in connection with two private placement offerings for net proceeds of $1,293,970.

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

     On November 22, 2000 we issued a promissory note to an investor. The note bears interest at 9.25% and is due on April 1, 2001. The holder of the note has the option of converting the note to a royalty participation certificate or converting into shares of our common stock at a 20% discount. In addition, the holder of the note was issued a two-year warrants to purchase 100,000 shares of our common stock.

     In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt and begin to generate profits from operations.

ITEM 7. FINANCIAL STATEMENTS.

     The consolidated financial statements of PTN Media, Inc. and its subsidiary, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     (a) By letter dated July 10, 2000, we terminated Lazar, Levine & Felix, LLP ("Lazar Levine") as our independent certified accountants. The decision to change accountants was recommended by the Company's Board of Directors.

     The Company's former independent certified accountants' Lazar, Levine & Felix, LLP, annual report covering the two fiscal years ended December 31, 1999 and 1998 did not include an adverse opinion or disclaimer of opinion, and was not modified as to audit scope or accounting principles but was modified for a going concern uncertainty.

     In connection with the audits of the two most recent fiscal years and during subsequent interim periods preceding the termination of Lazar, Levine, there did not develop any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction. Lazar, Levine had been the Company's independent certified accountants since approximately July 1998.

     (b) By letter dated February 13, 2001, we terminated Merdinger, Fruchter, Rosen & Corso ("Merdinger, Fruchter") as the independent certified accountants for the Company. The decision to change accountants was recommended by the Company's Board of Directors. The decision was based solely on the fact that the primary contact person at Merdinger, Fruchter moved to Stonefield Josephson, Inc., the Company's new independent auditors.

     Merdinger, Fruchter was engaged on July 12, 2000 and, because the Company's fiscal year ends on December 31, was not engaged to conduct an audit of the Company's financial statements. Merdinger, Fruchter did, however, perform a review of our two most recent quarterly reports (Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2000 and September 30, 2000). In connection with the reviews by Merdinger, Fruchter of the Company's quarterly reports for the quarters ended June 30, 2000 and September 30, 2000, and any subsequent period preceding the termination of Merdinger, Fruchter, there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing or review scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction.

PART 3.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     (a) Directors and executive officers of the Company:

Directors and Executive Officers

       Our directors and executive officers are as follows:

       NAME                   AGE                 POSITION
       ----                    ---                --------

  Peter Klamka..............   32    Chairman of the Board, President, Chief
                                     Executive Officer, Treasurer and Secretary
  Chris Giordano............   45    Chief Operating Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, our directors and executive officers are required to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2000, all of our executive officers and directors complied with the requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended December 31, 2000. No executive officer received annual compensation in excess of $100,000.

                           Summary Compensation Table

                                                                Long Term
                                                                Compensation
         Name and                                               Securities
   Principal Position    Year     Salary($)       Bonus($)      Underlying Options(#)
   ------------------    ----     ---------       --------      ---------------------

   Peter Klamka           2000           $0          0                    0
   Chief Executive        1999      $45,000          0               250,000
   Officer                1998      $50,000          0                     0


                     Option Grants in Last Fiscal Year Table

                       Shares            % of Total                   Exercise
                       Underlying        Options Granted              or Base
                       Options           to Employees in              Price
Name                   Granted           Fiscal Year                  ($/Sh)
----                   -------           -----------                  ------

Peter Klamka                 0                 -- (1)                   --
Chief Executive
Officer

-----------------------

(1) No options were granted to the Company's employees in the fiscal year ended December 31, 2000.

        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

                                                          Number of
                                                          Unexercised           Value of
                                                          Options at            Unexercised
                        Shares                            FY-End (#)            In-The-Money
                        Acquired on     Value             Exercisable/          Options at FY-End ($)
Name                    Exercise (#)    Realized          Unexercisable         Exercisable/Unexercisable
----                    ------------    --------          -------------         -------------------------

Peter Klamka                  0               0            250,000 / 0                 $0 / $0
Chief Executive
Officer


Employment and Consulting Agreements

     We have no employment or other written agreement with Peter Klamka, our President and Chief Executive Officer. Mr. Klamka has an oral agreement with the Company to receive a base salary of $100,000 per year and such other compensation as the Board of Directors shall designate. During 1998, Mr. Klamka was issued 16,666 shares of Common Stock as compensation for services provided in 1997. The Company believes that Mr. Klamka will continue to waive a portion of the base salary for the foreseeable future, although no assurance thereof can be given.

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

     We have no employment or other written agreement with Mr. Giordano.

Limitation of Liability and Indemnification Matters

     As permitted pursuant to the corporate law of the State of Delaware, our state of incorporation, the Certificate of Incorporation requires that we indemnify its directors and officers against certain liabilities and expenses incurred in their service in such capacities to the fullest extent permitted by applicable law. These provisions would provide indemnification for liabilities arising under the federal securities laws to the extent that such indemnification is found to be enforceable under, and to be in accordance with applicable law. Additionally, we have entered into an indemnity agreement with each director and officer which generally provides that they are indemnified with respect to actions taken in good faith. Furthermore, the personal liability of the directors is limited as provided in our Certificate of Incorporation.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of PTN Media, Inc. pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of the date of this prospectus by: (a) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (b) each of our directors; (c) the named executive officers; and (d) all executive officers and directors as a group.

     Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                             Shares Beneficially Owned
                                             -------------------------

Name and Address                    Number of Shares
Of Beneficial Owner                 Beneficially Owned      Percent of Class (1)
-------------------                 ------------------      --------------------

Peter Klamka(2)                     2,234,174(3)                   45.75%
Chris H. Giordano(4)                526,000(5)                     11.42%
Claudia Schiffer(6)                 269,682                         5.82%
American Nortel(7)                  400,000                         8.64%

All directors and executive
officers as a group (2 persons)     2,777,414                      55.46%


(1)  Based on 4,632,962 shares outstanding.

(2)  Mr. Klamka's address is the same as that of the Company.

(3) Includes 250,000 currently exercisable options to purchase 250,000 shares of common stock at $4.50 per share.

(4)  Chris Giordano's address is 4 Dogwood Court, West Patterson, NJ 07424.

(5) Includes 125,000 currently exercisable options to purchase 125,000 shares of common stock at $3.00 per share.

(6) Ms. Schiffer's business address is c/o Peter Klamka, 455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108.

(7) American Nortel's address is 7201 East Camelback Road, Suite 320, Scottsdale, Arizona 85251.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 1997, Mr. Klamka purchased 2,117,008 shares of Common Stock of our predecessor for an aggregate purchase price, paid by delivery of a promissory note, of $2,117.01. In June 1997 Chris Giordano purchased 540,340 shares of Common Stock of our predecessor for an aggregate purchase price, paid by delivery of a promissory note, of $540.34. In June 1997 Michael Giordano purchased 300,000 shares of Common Stock of our predecessor for an aggregate purchase price, paid by delivery of a promissory note, of $300.00. All three promissory notes have been paid in full. Messrs. Klamka, Chris Giordano and Michael Giordano are each deemed to be founders and promoters of the Company.

     Jean Renard, manager for Niki Taylor, owns 10,000 shares of Common Stock.

     In April 1998, Mr. Klamka provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000, and in November and December 1998, further increases to $1,000,000 were authorized. Loans drawn on the credit line bear interest at a rate of 9% per annum from the date they are made and are payable by May 2001. Monies loaned were used to make certain payments to Niki Taylor's company, to provide a payment required under the Calendar Agreement with Claudia Schiffer, and for working capital. In February 2000 the then current balance of $498,752 owed to Mr. Klamka was converted into 110,000 shares of Common Stock.

     The Company paid Birchwood Capital Advisors Group, Inc. commissions in connection with monies raised for the Company. Chris Giordano, our Chief Operating Officer, is an officer of Birchwood Capital Advisors Group, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number                               Description
------                               -----------

3.1(1)         Certificate of Incorporation of PTN Media, Inc. dated as of
               January 13, 1998.
3.2(1)         By-Laws of PTN Media, Inc.
3.3(2)         Certificate of Incorporation of PTN Wireless, Inc. dated as of
               February 21, 2001
3.4(2)         By-laws of PTN Wireless, Inc.
4.2(3)         PTN Media, Inc. 2000 Stock Option Plan
10.1(2)        Amendment to Palm, Inc. and PTN Media, Inc. Agreement of October
               5, 2000
10.2(2)        License Agreement dated February 19, 2001 between 3 Wishes
               Production f/s/o Christina Aguilera and PTN Media, Inc.
10.3(5)        Host Agreement dated March 1, 2000, between PTN Media, Inc. and
               Dafu Production, Inc.
10.4(5)        Web site License Agreement dated March 29, 2000 between PTN
               Media, Inc. and Chely Wright
10.5(5)        Web site License Agreement between PTN Media, Inc. and Double M
               Holding, Inc.
10.6(5)        General Agreement dated July 28, 2000, between PTN Media, Inc.
               and NeoHoand, Inc.
10.7(5)        Partnering Agreement dated October 27, 2000, between PTN Media,
               Inc. and TWEC.com, LLC
10.8(5)        Palm, Inc. OEM Partner Agreement dated October 5, 200, between
               PTN Media, Inc. and Palm, Inc.
10.9(5)        Funding Agreement dated August 24, 2000 between PTN Media, Inc.
               and American Nortel Communications, Inc.
10.10(5)       Merchant and Partner Network Agreement dated May 8, 2000, between
               PTN Media, Inc. and Dynamic Trade Inc.
10.11(6)       License Agreement dated January 4, 2001 between PTN Media, Inc.
               and Michael Jordan
21.1(2)        List of PTN Media, Inc. Subsidiaries
23.1(2)        Consent of Stonefield Josephson, Inc.
23.2(2)        Consent of Lazar Levine & Felix LLP

---------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File #333-51933).
(2)  Filed herewith.
(3) Incorporated by reference from the Company's Definitive Proxy Statement filed on July 24, 2000.
(4) Incorporated by reference from the Company's Registration Statement on Form S-3 filed on December 11, 2000.
(5)  Incorporated by reference from the Company's Form 8-K filed January 9,
     2001.

Reports On Form 8-K:  None

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PTN MEDIA, INC.

                                         /s/  Peter Klamka
                                         ---------------------------------------
                                         Peter Klamka
                                         Chairman, President, Secretary and
                                         Chief Executive Officer


     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                             Date
-----------------                                             ----


/s/  Peter Klamka                                         April 16, 2001
------------------------------------------------
Name:     Peter Klamka
Title:    Chairman, President, Secretary
          and Chief Executive Officer
          (Principal Executive Officer and
          Principal Financial and Accounting
          Officer)

                                 PTN MEDIA, INC.
                          INDEX TO FINANCIAL STATEMENTS




                                                                       Page(s)

INDEPENDENT AUDITORS' REPORTS

     Report on Financial Statements for
      the Year ended December 31, 2000                                   F-2

     Report on Financial Statements for
      the Year ended December 31, 1999                                   F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 2000 and 1999        F-4

     Consolidated Statements of Operations for the Cumulative
        Period During the Development Stage from May 27, 1999
        (Inception) to December 31, 2000 and for the Years
        Ended December 31, 2000 and 1999                                 F-5

     Consolidated Statements of Shareholders' Deficit
        for the Period From May 27, 1997 (Inception)
        to December 31, 2000                                             F-6

     Consolidated Statements of Cash Flows for the Cumulative
        Period During the Development Stage from May 27, 1999
        (Inception) to December 31, 2000 and for the Years
        Ended December 31, 2000 and 1999                                 F-8

     Notes to Consolidated Financial Statements                          F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Shareholders
PTN Media, Inc.

We have audited the accompanying consolidated balance sheet of PTN Media, Inc. and subsidiary (a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' (deficit), and cash flows for the year ended December 31, 2000 and the cumulative period from January 1, 2000 to December 31, 2000. The cumulative period May 27, 1997 (inception) to December 31, 1999 was audited by other auditors whose report, dated April 12, 2000, is included in the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTN Media, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for year ended December 31, 2000 and the cumulative period from January 1, 2000 to December 31, 2000, in conformity with generally accepted ccounting principles.

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

                                          /s/   STONEFIELD JOSEPHSON, INC.
                                                STONEFIELD JOSEPHSON, INC.
                                                Certified Public Accountants


Santa Monica, California
April 9, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Shareholders
PTN Media, Inc.

We have audited the accompanying consolidated balance sheet of PTN Media, Inc. and subsidiary (a development stage company) as of December 31, 1999, and the related statements of operations, shareholders' (deficit), and cash flows for the year ended December 31, 1999 and the period from May 27, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTN Media, Inc. and subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999 and the period from May 27, 1997 (inception), to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

                                            /s/ LAZAR LEVINE & FELIX LLP
                                                LAZAR LEVINE & FELIX LLP

New York, New York
April 12, 2000

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------

                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                   - ASSETS -

                                                     December 31,   December 31,
                                                         2000           1999
                                                     -----------    ------------

CURRENT ASSETS:
     Cash                                            $   503,636    $    46,539
     Deposits and prepaid expenses                       112,015        715,625
                                                     -----------    -----------
TOTAL CURRENT ASSETS                                     615,651        762,164

FIXED ASSETS - NET (Notes 2d and 3)                       24,584         24,799
OTHER ASSETS                                               2,226           --
                                                     -----------    -----------
TOTAL ASSETS                                         $   642,461    $   786,963
                                                     ===========    ===========

                   - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses           $   232,103    $   191,958
     Interest payable to officer                            --           64,348
     License fee payable (Notes 2f and 4)              1,082,500        400,000
     Short-term loans payable (Note 5)                   191,250        191,250
     Loans payable - officer (Note 6)                       --          458,844
     Promissory note (Note 7)                          1,000,000           --
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                              2,505,853      1,306,400
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 11)

SHAREHOLDERS' DEFICIT (Notes 8 and 9):
     Preferred stock, $0.01 par value;
         1,000,000 shares authorized,
         2,350 and 5,600 shares issued
         and outstanding                                      24             56
         for 2000 and 1999, respectively
     Common stock, $0.001 par value;
         10,000,000 shares authorized,
         4,632,962 and 4,049,862 shares
         issued and outstanding
         for 2000 and 1999, respectively                   4,633          4,050
     Additional paid-in capital                        7,319,471      3,954,175
     Deficit accumulated during the
         development stage                            (9,187,520)    (4,477,718)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                           (1,863,392)      (519,437)
                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $   642,461    $   786,963
                                                     ===========    ===========

                            See accompanying notes.


                                          PTN MEDIA, INC. AND SUBSIDIARY
                                          ------------------------------
                                           (a Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -------------------------------------



                                                          Cumulative
                                                          During the
                                                         Development
                                                            Stage
                                                        (May 27, 1997
                                                             to                 Year Ended December 31,
                                                          December         ------------------------------
                                                          31, 2000)           2000               1999
                                                        -----------        -----------        -----------

REVENUE (Note 2e)                                       $    23,801        $     5,613        $    13,700
                                                        -----------        -----------        -----------

EXPENSES:
   Cost of revenue                                        4,436,897          2,255,246            452,923
   Product development                                    2,195,315            752,293            960,934
   General and administrative expenses                    2,317,324          1,548,942            413,718
                                                        -----------        -----------        -----------

                                                          8,949,536          4,556,481          1,827,575
                                                        -----------        -----------        -----------

LOSS FROM OPERATIONS                                     (8,925,735)        (4,550,868)        (1,813,875)
                                                        -----------        -----------        -----------

OTHER (INCOME) EXPENSES:
   Interest expense                                        (261,824)          (158,934)           (73,496)
   Interest income                                               39               --                 --
                                                        -----------        -----------        -----------

                                                           (261,785)          (158,934)           (73,496)
                                                        -----------        -----------        -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (9,187,520)        (4,709,802)        (1,887,371)

   Provision for income taxes (Notes 2g and 10)                --                 --                 --
                                                        -----------        -----------        -----------

NET LOSS                                                $(9,187,520)       $(4,709,802)       $(1,887,371)
                                                        ===========        ===========        ===========

BASIC AND DILUTED
   LOSS PER COMMON SHARE (Note 2i)                      $     (2.57)       $     (1.06)       $     (0.54)
                                                        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     3,568,348          4,431,781          3,547,270
                                                        ===========        ===========        ===========

                                                See accompanying notes.




                                                   PTN MEDIA, INC. AND SUBSIDIARY
                                                   ------------------------------
                                                   (a Development Stage Company)
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                      ----------------------------------------------------------



                                       Preferred Stock              Common Stock          Additional
                                   ------------------------     -----------------------     Paid-in       Accumulated      Total
                                      Shares       Amount        Shares       Amount        Capital        Deficit       (Deficit)
                                      ------       ------        ------       ------        -------        -------        -------

Shares issued at inception for
  promissory notes                       --     $      --       2,957,348   $     2,957   $      --      $      --      $     2,957
Shares issued in payment of
  legal fees                             --            --          10,000            10           990           --            1,000
Net loss for the period from
  inception to December 31, 1997         --            --            --            --            --          (261,267)     (261,267)
                                   -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1997               --            --       2,967,348         2,967           990       (261,267)      (257,310)
Conversion of notes payable              --            --          54,166            54       162,446           --          162,500
Compensatory shares                      --            --          16,666            17        49,983           --           50,000
Shares issued in payment of
  legal fees                             --            --           3,500             4        12,996           --           13,000
Shares issued in connection with
  license agreement                      --            --         269,682           269     1,078,459           --        1,078,728
Shares issued in connection with
  initial public offering                --            --          66,900            67       238,036           --          238,103
Waiver of compensation payable           --          66,000        66,000
Net loss for year                        --            --            --            --            --       (2,329,080)    (2,329,080)
                                   -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1998               --            --       3,378,262         3,378     1,608,910    (2,590,347)       (978,059)
Shares issued in connection with
  initial public offering                --            --          62,000            62        88,431           --           88,493
Shares issued in connection
  with a private placement              2,400            24          --         215,976          --          216,000
Exercise of warrants                     --            --          10,000            10        29,990           --           30,000
Shares issued in payment of
  professional fees                      --            --         190,000           190       637,310           --          637,500
Shares issued in payment of
  production costs                       --            --           1,000             1         5,999           --            6,000
Warrants issued in payment of
  professional fees                      --            --            --            --         200,000           --          200,000
Options issued in payment of
  legal fees                             --            --            --            --          25,000           --           25,000
Shares issued in connection
  with a private placement               --            --         402,500           403       737,097           --          737,500
Waiver of compensation payable           --            --            --          55,000          --           55,000
Conversion of notes payable and
  accrued interest                      3,200            32         6,100             6       350,462           --          350,500
Net loss for year                        --            --            --            --            --       (1,887,371)    (1,887,371)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1999              5,600   $        56     4,049,862   $     4,050   $ 3,954,175    $(4,477,718)   $  (519,437)


                                                         See accompanying notes.





                                                   PTN MEDIA, INC. AND SUBSIDIARY
                                                   ------------------------------
                                                   (a Development Stage Company)
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT, continued
                                  ---------------------------------------------------------------------


                                       Preferred Stock              Common Stock          Additional
                                   ------------------------     -----------------------     Paid-in       Accumulated      Total
                                      Shares       Amount        Shares       Amount        Capital        Deficit       (Deficit)
                                      ------       ------        ------       ------        -------        -------        -------

Balance forward,
   December 31, 1999                   5,600    $      56      4,049,862   $     4,050   $ 3,954,175    $(4,477,718)   $  (519,437)

Shares issued in exchange
  for loan payable and
  accrued interest                      --           --          110,000           110       498,642           --          498,752
Shares issued in payment of
  professional fees                     --           --            9,500             9        34,116           --           34,125
Shares issued in payment
  of license fees                       --           --           61,600            62       324,938           --          325,000
Exercise of warrants                    --           --            1,000             1           999           --            1,000
Conversion of Series A
  preferred to common                 (3,250)         (32)        65,000            65           (33)          --             --
Waiver of compensation payable          --           --             --         100,000          --          100,000
Shares issued in connection
  with a private placements             --           --          336,000           336     1,293,634           --        1,293,970
Fair value of warrants issued
  in connection with
  promissory note                       --           --             --            --         138,000           --          138,000
Shares of common stock issued
  in connection private
  placement of shares of
  Fragrancedirect.com, net              --           --             --         975,000          --          975,000
Net loss for year                       --           --             --            --            --       (4,709,802)    (4,709,802)
                                 -----------    ---------    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000             2,350    $      24      4,632,962   $     4,633   $ 7,319,471    $(9,187,520)   $(1,863,392)
                                 ===========    =========    ===========   ===========   ===========    ===========    ===========



                                                      See accompanying notes.




                                            PTN MEDIA, INC. AND SUBSIDIARY
                                            ------------------------------
                                            (a Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------

                                                                    Cumulative
                                                                    During the
                                                                    Development
                                                                       Stage
                                                                   (May 27, 1997
                                                                        to                  Year Ended December 31,
                                                                     December          -------------------------------
                                                                     31, 2000)            2000                 1999
                                                                   ------------        -----------         -----------

Cash flows from operating activities:
   Net loss                                                        $(9,187,520)        $(4,709,802)        $(1,887,371)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation of fixed assets                                     18,362              11,906               5,576
       Warrants and shares issued for professional and
         legal fees                                                    910,625              34,125             862,500
       Waiver of compensation payable                                  221,000             100,000              55,000
       Shares issued for license fees and production costs           1,409,728             325,000               6,000
       Fair value of warrants issued in connection with
         promissory note                                               138,000             138,000                --
   Changes in operating assets and liabilities:
     Decrease (increase) in receivables                                   --                  --                 4,488
     Decrease (increase) in deposits and prepaid expenses             (112,015)            603,610            (715,625)
     Increase in accounts payable and accrued expenses                 353,511              41,705             127,991
     Increase in license fees payable                                1,082,500             682,500             145,000
                                                                   -----------         -----------         -----------

Net cash used in operating activities                               (5,165,809)         (2,772,956)         (1,396,441)
                                                                   -----------         -----------         -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                                 (42,946)            (11,691)            (26,749)
   Security deposit (paid) refunded                                     (2,226)             (2,226)                690
                                                                   -----------         -----------         -----------

Net cash used in investing activities                                  (45,172)            (13,917)            (26,059)
                                                                   -----------         -----------         -----------

Cash flows from financing activities:
   Loans received from (paid to) officer                               477,844             (26,000)            (38,656)
   Proceeds from short-term loans                                      653,750                --               435,000
   Payment from shareholders                                             2,957                --                  --
   Proceeds from promissory note                                     1,000,000           1,000,000                --
   Proceeds from exercise of warrants                                   31,000               1,000              30,000
   Proceeds from sale of common stock of subsidiary                    975,000             975,000                --
   Proceeds from sale of common and preferred stock, net             2,574,066           1,293,970           1,041,993
                                                                   -----------         -----------         -----------

Net cash provided by financing activities                            5,714,617           3,243,970           1,468,337
                                                                   -----------         -----------         -----------

Increase (decrease) in cash                                            503,636             457,097              45,837

Cash, beginning of period                                                 --                46,539                 702
                                                                   -----------         -----------         -----------

Cash, end of period                                                $   503,636         $   503,636         $    46,539
                                                                   ===========         ===========         ===========


                                                    See accompanying notes.






                                            PTN MEDIA, INC. AND SUBSIDIARY
                                            ------------------------------
                                            (a Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                     ------------------------------------------------

                                                                  Cumulative
                                                                  During the
                                                                  Development
                                                                     Stage
                                                                 (May 27, 1997
                                                                      to                  Year Ended December 31,
                                                                   December          -------------------------------
                                                                   31, 2000)            2000                 1999
                                                                 ------------        -----------         -----------

Supplemental disclosures of cash flow information

       Interest paid                                             $   --              $   --              $   --
                                                                  ========            ========            ========


       Income taxes paid                                          $   --              $   --              $   --
                                                                  ========            ========            ========



Supplemental disclosures of non-cash investing and financing activities

1. In May 1997, the Company issued (i) 2,957,348 shares of common stock in exchange for notes receivable of $2,957 and (ii) 10,000 shares of common stock in lieu of payment for legal fees aggregating $1,000.

2. During 1998, holders of notes aggregating $162,500 converted such notes into 54,166 shares of common stock at a value of $3.00 per share.

3. During 1998, the Company issued (i) 16,666 shares of common stock in lieu of payment of $50,000 of compensation accrued as of December 31, 1997, (ii) 3,500 shares of common stock in payment of legal fees aggregating $13,000 and (iii) the Company recognized additional paid in capital of $66,000 related to the waiver of payment of compensation by the Company's CEO.

4. During 1999, (i) the Company converted $25,000 of debt and $5,500 of accrued interest in exchange for 6,100 shares of common stock, (ii) the Company issued 190,000 shares of common stock for professional services valued at $637,500, (iii) the Company issued 200,000 warrants to purchase shares of common stock for professional services valued at $200,000, (iv) the Company issued 25,000 options to purchase shares of common stock for legal fees valued at $25,000, (v) the Company issued 1,000 shares of common stock for production costs valued at $6,000, (vi) the Company converted $320,000 of debt in exchange for 3,200 of Series A preferred stock, and
     (vii) the Company recognized additional paid in capital of $55,000 related to the waiver of payment of compensation by the Company's CEO.

5. During 2000, (i) the Company converted $432,844 of the loans payable to an officer and $65,908 of interest payable to an officer in exchange for 110,000 shares of common stock, (ii) the Company issued 9,500 shares of common stock for professional services valued at $34,125, (iii) the Company issued 61,600 shares of common stock for license fees valued at $325,000,
     (iv) the Company converted 3,250 shares of Series A preferred stock into 65,000 shares of common stock, (v) the Company issued 100,000 warrants in connection with a promissory note whose fair value is estimated to be $138,000 and (vi) the Company recognized additional paid in capital of $100,000 related to the waiver of payment of compensation by the Company's CEO.


                            See accompanying notes.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

         PTN Media, Inc., (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998, for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. The Company has been in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, since its inception. However, in mid-December 2000 the Company began receiving orders for its Claudia Schiffer edition of the Palm. The Company received orders for 354 of these Palms and began shipping to customers in January 2001. Effective January 1, 2001, the Company will no longer be in the development stage.

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

         In July 1999, the Company formed, FragranceDirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells fragrance products over the Internet.

         The Company, since its inception, has incurred net losses of, $9,187,520 and at December 31, 2000 current liabilities exceeded current assets by $1,890,202. In addition, the Company is delinquent in certain payments due for license fees and short-term financing. The Company has relied on certain bridge financing to fund its activities and in late 1998 and early 1999 completed the sale of common stock through an initial public offering to provide working capital for its continuing development stage activities and eventual commencement of full operations. The Company sold an aggregate of 128,900 shares of common stock with net proceeds from the offering aggregated $326,596. During the second quarter of 1999, the Company issued $275,000 in convertible debentures that were subsequently converted to Series A preferred stock. In addition in the fourth quarter of 1999, the Company raised $737,500 in a private placement of its common stock. In 2000, the Company raised net proceeds of $1,293,970 in private placement offerings of its common stock and the Company also raised $975,000 in a private placement offering of the common stock of its wholly owned subsidiary, Fragrance. The Company also raised $1,000,000 in 2000 by issuing a promissory note. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2001.

         The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Principles of Consolidation:

         The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Fragrance. All intercompany accounts and transactions have been eliminated.

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

     (e)  Revenue Recognition:

         The Company generates revenue from the sale of products on its web sites. The Company recognizes revenue for these product sales when the product is shipped to the customer. The Company also generates revenues from the sale of advertising banners on its web sites which appear on a user's computer screen when accessing different areas of the Company's web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web sites. Minimal revenues were generated through December 31, 2000 and the Company does not believe that as of December 31, 2000 it had commenced significant sales activities.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

     (g)  Income Taxes:

         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     (h)  Stock Based Compensation:

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     (i)  Earnings (Loss) Per Share:

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31 2000 and 1999 because the effect would have been anti-dilutive:


                                                         2000          1999
                                                      ---------      ---------
         Conversion of Series A preferred stock          47,000        112,000
         Stock options issued to employees
             and consultants under the Company's
             stock option plan                          481,000        481,000
         Stock options issued outside of plan            25,000         25,000
         Warrants issued with Series A preferred         43,200         43,200
         Warrants issued for services                   200,000        200,000
         Warrants issued with notes                     308,334        208,334
                                                      ---------      ---------
                                                      1,104,534      1,069,534
                                                      =========      =========

     (j)  Fair Value of Financial Instruments:

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, and license fees payable, the carrying amounts approximate fair value due to their short maturities. The amounts shown for short-term loans also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     (l)  Recently Issued Accounting Pronouncements:

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is not applicable to the Company.

     (m)  Minority Interest:

         Minority interest represents the minority shareholders' proportionate share of the equity of Fragrance. During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Fragrance. Fragrance, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Fragrance had a negative carrying value. The increase in capitalization of Fragrance resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Fragrance. Accordingly, the Company has accounted for the change in its proportionate share of Fragrance's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements. The accompanying consolidated financial statements do not reflect a minority interest liability as of December 31, 2000 and 1999 as Fragrance, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 do not reflect the minority interest's share of Fragrance's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

     (n)  Concentration of Credit Risk:

         The Company places its cash with high-credit, quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2000, the uninsured portions of the balances held at these financial institutions aggregated to $351,546. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 3 - FIXED ASSETS:

         Fixed assets at December 31, 2000 and 1999 consisted of the following:

                                                          2000            1999
                                                         -------         -------

             Computer equipment                          $39,494         $27,803
             Furniture and fixtures                        3,452           3,452
                                                         -------         -------
                                                          42,946          31,255
             Less accumulated depreciation                18,362           6,456
                                                         -------         -------
                  Total
                                                         $24,584         $24,799
                                                         =======         =======

         Depreciation expense for the years ended December 31, 2000 and 1999 was $11,906 and $5,576, respectively.

NOTE 4 - LICENSE FEES PAYABLE:

         A summary of the guaranteed minimum payments as of December 31, 2000, is as follows:

                                                                                      Balance
                                                Guaranteed           Less            Owed as of
                                                  Minimum           Amounts           December
                                                 Royalties           Paid             31, 2000
                                               -----------       -----------         -----------

        Niki Taylor Web Site                   $   150,000       $  (150,000)        $      --
        Tyra Banks Web Site                        100,000           (50,000)             50,000
        Tyra Banks Calendar                        100,000           (50,000)             50,000
        Claudia Schiffer Web Site                1,200,000          (975,000)            225,000
        Claudia Schiffer Calendar                   75,000           (75,000)               --
        Estella Warren Calendar                     30,000           (30,000)               --
        Chely Wright Web Site                      105,000          (105,000)               --
        Mandy Moore Web Site                       137,500          (137,500)               --
        Daisy Fuentes Host Agreement                75,000           (67,500)              7,500
        Michael Jordon Palm License              1,250,000          (500,000)            750,000
                                               -----------       -----------         -----------

                                               $ 3,222,500       $(2,140,000)        $ 1,082,500
                                               ===========       ===========         ===========


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

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 4 - LICENSE FEES PAYABLE, continued:

         The Company guaranteed the payment of minimum royalties to Niki, Inc., in the amount of $150,000. $50,000 of this amount was paid at the time of execution of the agreement (in 1997) and the balance of $100,000 was paid in 1998.

         In January 1998, the Company entered into a License Agreement (the "Agreement") with an entity controlled by model Tyra Banks pursuant to which Ms. Banks would host the Company's next web site under terms similar to that negotiated with Ms. Taylor. This agreement expired on March 31, 1999, but provided for automatic extensions for up to two additional 12-month periods, unless terminated by either party prior to such extension. The Company had guaranteed the payment of minimum royalties in the amount of $100,000. $50,000 of this amount was paid at the time of execution of this agreement and the balance to be paid upon the consummation of the Company's proposed IPO. As of December 31, 2000, the Company had not paid the remaining balance of $50,000.

         Also in January 1998, the Company entered into a separate agreement with this entity for the rights to utilize the name and likeness of Ms. Banks in connection with the "Tyra Banks Calendar." These rights were applicable to the calendar for the 16-month period ending December 31, 1999. The Company agreed to pay this entity up to $87,000 for production expenses incurred in connection with the creation of this calendar and guaranteed minimum royalties in the amount of $100,000 of which only $50,000 was paid as of December 31, 2000. The Company paid $59,000 toward the production expenses of the Tyra Banks calendar. The remaining unpaid balance of $28,000 is included in accrued expenses.

         See Note 11 concerning legal proceedings associated with the agreements entered into with Ms. Banks.

         In October 1998, the Company entered into a License Agreement (the "Agreement") with model Claudia Schiffer under terms similar to those negotiated with Ms. Taylor and Ms. Banks. This agreement expires on the third anniversary of the launch of this web site, and may be extended only upon mutual agreement of the parties. The Company guaranteed the payment of minimum royalties in the amounts of $300,000 for the first year of the agreement, $400,000 for the second year and $500,000 for the third. $150,000 of the royalties for the first year was payable at the time of execution of this agreement and the balance before December 23, 1998. The Company paid $145,000 in 1998 and the remaining balance of $155,000 was paid in February 1999 in full payment of royalties for the first year. In November 1999 and November 2000, the Company paid $100,000 and $300,000 due in connection with the second year royalty. In addition the Company paid $25,000 and $250,000 in August 2000 and November 2000, respectively, due in connection with the third year royalty. In connection with this agreement, the Company also issued an aggregate of 269,682 shares of common stock, valued at $4.00 per share, to Ms. Schiffer as additional compensation during 1998. As of December 31, 2000, the Company had paid $275,000 towards royalties for the third year and the remaining $225,000 is included in license fees payable.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 4 - LICENSE FEES PAYABLE, continued:

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

         In March 2000, the Company entered into a website license agreement with country music artist Chely Wright to give the Company an exclusive license for an area on the Company's on-line Fashionwindow.com Internet service and to use her name and likeness in the creation and promotion of the Internet service. Chely Wright will be the sole country artist associated with Fashionwindow.com Internet service for the term of the agreement, which is two years with an option to renew for two additional one-year terms. In connection with this contract, the Company has issued to Ms. Wright, 15,000 shares of the Company's common stock valued at $105,000 which was the fair market value of the Company's stock at the date of issuance and is obligated to issue her an additional 15,000 shares of common stock on the contract's first anniversary.

         In July 2000, the Company entered into a website license agreement with pop music artist Mandy Moore to give the Company a license for an on-line Internet service and to use her name and likeness in the creation and promotion of the Internet service. The term of the agreement is for one year and maybe renewed on the first anniversary for an additional year if certain conditions are met. In connection with this agreement, the Company has issued to a company controlled by Ms. Moore and Ms. Moore's agent 31,000 and 3,100 shares of the Company's common stock valued at $125,000 and $12,500, respectively, which was the fair market value of the Company's stock at the date of issuance. If the common stock issued in connection with this agreement has not been sold as of the first anniversary and the value of such common stock at the first anniversary is less than $100,000 and $10,000 respectively, then the Company is required to issue additional common stock such that the total value of all common stock held by Ms. Moore and Ms. Moore's agent is not less than $100,000 and $10,000 respectively.

         In August 2000 the Company entered into a host agreement with a company controlled by Daisy Fuentes for Ms. Fuentes to host "The Style Minute with Daisy Fuentes." The term of the agreement is for one year following the first airing of the program. In connection with this agreement, the Company is obligated to pay $37,500 at the signing of the agreement and $37,500 three months following the signing of this agreement. These two payments are advances against future royalties. Ms. Fuentes will also receive a royalty of 50% of gross proceeds received by the Company in connection with the services of Ms. Fuentes. The Company paid Ms. Fuentes $37,500 in September 2000, $30,000 in December 2000 and the remaining $7,500 is included in license fee payable.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 4 - LICENSE FEES PAYABLE, continued:

         On December 29, 2000, the Company entered into a three year license agreement with Michael Jordon that provides the Company an exclusive, royalty-free, worldwide license to use, distribute, display and transmit Michael Jordon's full name, image, likeness, and endorsement in connection with the proposed manufacture, advertisement, distribution and sale of certain approved Palm Products. Jordon is to receive a royalty equal to 12% of the proceeds from the Palm sales. The Company must pay Jordon an annual minimum royalty of $1,250,000. The Company paid Mr. Jordon $500,000 in December 2000 and the remaining $750,000 is included in license fee payable.

NOTE 5 - SHORT-TERM LOANS PAYABLE:

         In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expire in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes ($31,250) continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of December 31, 2000 and 1999, aggregated $6,000 and $3,500, respectively.

         In December 1997, the Company issued unsecured 8% promissory notes aggregating $65,000 originally due six months from date of issuance. In 1998, the Company issued additional 8% unsecured promissory notes aggregating $97,500. In March 1998, these note holders agreed to convert these notes (aggregating $162,500) into 162,500 shares of the Company's common stock. In August 1998, the Company determined that the fair value of its shares in March 1998 was $3.00. Accordingly, the Company requested, and these shareholders agreed to the return of 108,334 shares of common stock in exchange for warrants to purchase an aggregate of 108,334 shares of common stock, at a price of $4.00 per share, the deemed fair value in August 1998.

         In March 1999, the Company completed the sale of 5.5 units, each unit consisting of a $50,000 promissory note, bearing interest at an annual rate of 10%, and warrants to purchase 10,000 shares of common stock at $7.50 per share. During the fourth quarter of 1999, these promissory notes were converted to 2,750 shares of Series A preferred stock. As of December 31, 2000, $20,625 of accrued interest related to these promissory notes is unpaid.

         In July and August of 1999, the Company's subsidiary, Fragrance issued 10% promissory notes aggregating $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year stock purchase warrants to purchase Fragrance common stock at $3.50 per share. As of December 31, 2000, these notes are still outstanding. The principal amount of $160,000 plus accrued interest of $22,667 is in default at December 31, 2000.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 6 - LOANS PAYABLE - OFFICER:

         In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to the Company and are payable by May 2001, provided, however, that if the Company raises gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds of the IPO. During 1999, $45,000 of the outstanding balance was converted to 450 shares of Series A preferred stock. In January 2000 the Company borrowed an additional $4,000 on this line of credit and repaid $26,000. In February 2000, the principal and accrued interest of $432,844 and $65,908, respectively, were converted into an aggregate of 110,000 shares of the Company's common stock valued at $4.53 per share.

NOTE 7 - PROMISSORY NOTE:

         On November 22, 2000 the Company issued a promissory note to an investor in the amount of $1,000,000. The note bears interest at 9.25% and was due on April 1, 2001. The holder of the note has the option of converting the note to a royalty participation certificate or converting into shares of the Company's common stock at a 20% discount. The note holder intends to convert this promissory note into a royalty participation certificate and is currently negotiating terms with the Company. In addition, the holder of the note was issued a two-year warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share. The Company has taken a charge to earnings of $138,000 that represents the fair value of the warrants issued in connection with the promissory note. The Company used the Black Scholes model to estimate the fair value of the warrants. If the note is converted into common stock, the Company will take a charge at that time for the 20% discount.

NOTE 8 - SHAREHOLDERS' EQUITY:

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

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 8 - SHAREHOLDERS' EQUITY, continued:

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

         In September 1999, an individual exercised 10,000 warrants for aggregate proceeds to the Company of $30,000 and note holder converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock.

         In October and November 1999, the Company issued 190,000 shares of common stock for professional services valued at $637,500. The value was determined using the market value of the Company's stock at the date of issuance.

         In October 1999 the Company issued warrants to purchase 200,000 shares of common stock for professional services valued at $200,000 and options to purchase 25,000 shares of common stock for legal fees valued at $25,000.

         In October and November 1999 the Company issued 402,500 shares of its common stock is a series of private placement offerings for aggregate proceeds of $737,500.

         In February 2000, the Company converted $432,844 of the loans payable to officer and $65,908 of interest payable to officer in exchange for 110,000 shares of common stock.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 8 - SHAREHOLDERS' EQUITY, continued:

         In April 2000 and November 2000, the Company issued 2,500 and 7,000 shares of common stock for professional services valued at $17,500 and $16,625, respectively. The value was determined using the market value of the Company's stock at the date of issuance.

         In April 2000, July 2000 and October 2000, the Company issued 22,500, 34,100 and 5,000 shares of common stock for license fees valued at $168,125, $137,500 and $19,375, respectively. The value was determined using the market value of the Company's stock at the date of issuance.

         In February 2000, May 2000 and October 2000, the Company converted 1,650, 1,350 and 250 shares of Series A preferred stock into 33,000, 27,000 and 5,000 shares of common stock, respectively.

         In February 2000 and September 2000 Company issued 186,000 and 150,000 shares of its common stock in connection with private placement offerings for net proceeds of $838,970 and $455,000, respectively.

         In addition, in April 2000 and July 2000, the Company sold a total of 410,000 shares or approximately 17% of the common stock of its subsidiary, Fragrance for net proceeds of $975,000. Fragrance, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Fragrance had a negative carrying value. The increase in capitalization of Fragrance resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Fragrance. Accordingly, the Company has accounted for the change in its proportionate share of Fragrance's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity in the consolidated financial statements.

NOTE 9 - STOCK OPTIONS:

         In March 1998, the Company adopted the 1998 Stock Option Plan (the
         Plan), which provides for the grant of options to purchase up to 500,000 shares of the Company's common stock. Under this Plan incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees.

         In March 1998, the Company granted options to purchase 106,000 shares of common stock under this Plan. These options are exercisable at $3.00, the market value at the date of grant, per share and expire ten years from the date of grant.

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

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 9 - STOCK OPTIONS, continued:

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

         At December 31, 1999, there were 441,534 and 506,000 warrants and options outstanding, respectively. During the year ended December 31, 2000 the Company issued 100,000 and 0, warrants and options, respectively.

         At December 31, 2000 the total warrants and options outstanding was 551,534 and 506,000 with a weighted average exercise price of $4.00 and $3.82, respectively. At December 31, 2000, 551,534 and 506,000 of the warrants and options, respectively, were exercisable. The weighted average remaining contractual life of warrants and options at December 31, 2000 was 1.41 and 7.80 years, respectively.

NOTE 10 - INCOME TAXES

         No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 2000. Deferred tax assets at December 31, 2000 and 1999 consist primarily of the tax effect of a net operating loss carry forwards which amount to approximately $3,075,000 and $1,495,000, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2000 and 1999 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     (a)  Operating Leases:

         During 1997, the Company utilized office space provided by its majority shareholder pursuant to a month-to-month lease at a monthly rental of $400. In 1998, the Company began renting new space under a month-to-month lease at a monthly rental of $690 which increased to $1,500 per month, effective March 1999. Rent expense for the year ended December 31, 2000 and 1999 aggregated $32,444 and $17,470, respectively.

         Effective April 1, 2000, the Company entered into a three-year lease for office space. Annual lease commitments for the next four years and in the aggregate are:

                     2001                                 $   27,483
                     2002                                     28,498
                     2003                                      7,188
                                                          ----------
                                                          $   63,169
                                                          ==========
     (b)  Consulting Agreements:

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

     (c)  Employment Agreements:

         The Chairman/President of the Company is entitled to receive an annual base salary of $100,000 from the Company. At December 31, 1997, the Company accrued $50,000 in compensation payable to this individual and payment was accomplished in 1998, through the issuance of shares of common stock. In 1999, the Company paid this individual $45,000 and issued warrants to purchase 250,000 shares of common stock. In 2000, 1999 and 1998, this individual waived all rights to receive accrued salaries payable to him in the amounts of $100,000, $55,000 and $66,000, respectively, and, accordingly, such amount has been presented as a contribution to the Company's additional paid-in capital.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued:

     (d)  Other Agreements:

         In the normal course of operations, and in accordance with industry customs, the Company trades its advertising services with those of some of its suppliers. These transactions are recorded at fair value when the services are received. No such transactions were recorded in 2000 or 1999.

         The Company has also entered into various agreements pursuant to which it provides hyperlinks to other web sites for the purchase of certain items. In exchange, the Company will receive a percentage of any revenues derived from sales to those customers using these hyperlinks. No such transactions were recorded in 2000 or 1999.

         In March 2000, the Company entered into an agreement with a company controlled by Downtown Julie Brown to give the Company her services for weekly radio shows to air on weekends. The Company is obligated to pay her $100,000 annually for one year plus give her 10,000 shares of common stock. The Company issued Ms. Brown 10,000 shares in 2000 valued at $65,000, the market value of the Company's stock at the date of issuance. The Company has also paid Ms. Brown $8,333 per month since April 2000. The Company has elected not to renew its agreement with Ms. Brown.

         In connection with a website license agreement with pop music artist Mandy Moore, if the common stock issued in connection with the agreement has not been sold as of the first anniversary and the value of such common stock at the first anniversary is less than $110,000, then the Company is required to issue additional common stock such that the total value of all common stock held by Ms. Moore and Ms. Moore's agent is not less than $110,000.

                         PTN MEDIA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000 and 1999 and the
      cumulative period from May 27, 1997 (inception) to December 31, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued:


     (e)  Legal Proceedings:

         On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution of the Website License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Website Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Website Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June, 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August, 2000. The Company has accrued $187,053 related to this judgment in the accompanying financial statements.

NOTE 12 - RELATED PARTY TRANSACTIONS:

         During the year ended December 31, 2000, the Company paid $62,500 to a firm that the Company's Chief Operating Officer is an owner. The payments were for investor relations and assistance with raising debt and equity capital.

NOTE 13 - SUBSEQUENT EVENT (Unaudited):

         In February 2001, the Company entered into a two year license agreement with Christina Aguilera that provides the Company an exclusive, royalty-free, worldwide license to use, distribute, display and transmit Christina Aguilera's full name, image, likeness, and endorsement in connection with the proposed manufacture, advertisement, distribution and sale of certain hand-held computers. Aguilera is to receive a royalty equal to 12% of the proceeds from the hand-held computers. The Company must pay Aguilera an annual minimum royalty of $100,000. In addition, the Company has also agreed to issue $50,000 worth of the Company's common stock to Ms. Aguilera.

                           STATEMENT OF ORGANIZATION
                             OF THE INCORPORATOR OF
                               PTN WIRELESS, INC.

     The undersigned incorporator of PTN Wireless, Inc., a Delaware corporation, hereby certifies, pursuant to Section 108 of the General Corporation Law of the State of Delaware, that:

     1. The certificate of incorporation of said corporation was filed with the Secretary of State of the State of Delaware on February 21, 2001.

     2. The By-laws annexed hereto are hereby adopted as and for the By-laws of said corporation.

     3. Peter Klamka is hereby elected as the director of said corporation to hold office until the first annual meeting of stockholders or until his successors are elected and qualified:

     IN WITNESS WHEREOF, I have signed this instrument as of the date when these actions were so taken this 21st day of February 21, 2001.


                                             /s/  Hank Gracin
                                             -----------------------------------
                                             Hank Gracin

                                     BY-LAWS

                                       OF

                               PTN WIRELESS, INC.

                                    ARTICLE I
                                  Stockholders
                                  ------------



          Section 1.1. Annual Meetings. An annual meeting of stockholders shall be held for the election of Directors at such date, time and place either within or without the State of Delaware as may be designated by the Board of Directors from time to time. Any other proper business may be transacted at the annual meeting.

          Section 1.2. Special Meetings. Special meetings of stockholders may be called at any time by the Chairman of the Board, if any, the Vice Chairman of the Board, if any, or the President to be held at such date, time and place either within or without the State of Delaware as may be stated in the notice of the meeting. A special meeting of stockholders shall be called by the Secretary upon the written request, stating the purpose of the meeting, of stockholders who together own of record a majority of the outstanding shares of each class of stock entitled to vote at such meeting.

          Section 1.3. Notice of Meetings. Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, postage prepaid, directed to the stockholder at such stockholder's address as it appears on the records of the Corporation.

          Section 1.4. Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 1.5. Quorum. At each meeting of stockholders, except where otherwise provided by law or the certificate of incorporation or these by-laws, the holders of a majority of the outstanding shares of each class of stock entitled to vote at the meeting, present in person or represented by proxy, shall constitute a quorum. For purposes of the foregoing, two or more classes or series of stock shall be considered a single class if the holders thereof are entitled to vote together as a single class at the meeting. In the absence of a quorum the stockholders so present may, by majority vote, adjourn the meeting from time to time in the manner provided by Section 1.4 of these by-laws until a quorum shall attend. Shares of its own capital stock belonging on the record date for the meeting to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of the Corporation to vote stock, including but not limited to its own stock, held by it in a fiduciary capacity.

          Section 1.6. Organization. Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or in the absence of the Chairman of the Board by the Vice Chairman of the Board, if any, or in the absence of the Vice Chairman of the Board by the President, or in the absence of the President by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary, or in the absence of the Secretary an Assistant Secretary, shall act as secretary of the meeting, but in the absence of the Secretary and any Assistant Secretary the chairman of the meeting may appoint any person to act as secretary of the meeting.

          Section 1.7. Voting; Proxies. Unless otherwise provided in the certificate of incorporation, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote for each share of stock held by such stockholder which has voting power upon the matter in question. If the certificate of incorporation provides for more or less than one vote for any share on any matter, every reference in these by-laws to a majority or other proportion of stock shall refer to such majority or other proportion of the votes of such stock. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or another duly executed proxy bearing a later date with the Secretary of the Corporation. Voting at meetings of stockholders need not be by written ballot and need not be conducted by inspectors unless the holders of a majority of the outstanding shares of all classes of stock entitled to vote thereon present in person or by proxy at such meeting shall so determine. At all meetings of stockholders for the election of directors a plurality of the votes cast shall be sufficient to elect. With respect to other matters, unless otherwise provided by law or by the certificate of incorporation or these by-laws, the affirmative vote of the holders of a majority of the shares of all classes of stock present in person or represented by proxy at the meeting and entitled to vote on the subject matter shall be the act of the stockholders, provided that (except as otherwise required by law or by the certificate of incorporation) the Board of Directors may require a larger vote upon any such matter. Where a separate vote by class is required, the affirmative vote of the holders of a majority of the shares of each class present in person or represented by proxy at the meeting shall be the act of such class, except as otherwise provided by law or by the certificate of incorporation or these by-laws.

          Section 1.8. Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is expressed; and (3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

          Section 1.9. List of Stockholders Entitled to Vote. The Secretary shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

          Section 1.10. Consent of Stockholders in Lieu of Meeting. Any action required by law to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                   ARTICLE II
                               Board of Directors
                               ------------------


          Section 2.1. Powers; Number; Qualifications. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors, except as may be otherwise provided by law or in the certificate of incorporation. The Board shall consist of one or more members, the number thereof to be determined from time to time by the Board. Directors need not be stockholders.

          Section 2.2. Election; Term of Office; Resignation; Removal; Vacancies. Each director shall hold office until the annual meeting of stockholders next succeeding his or her election and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Any director may resign at any time upon written notice to the Board of Directors or to the President or the Secretary of the Corporation. Such resignation shall take effect at the time specified therein, and unless otherwise specified therein no acceptance of such resignation shall be necessary to make it effective. Any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors; except that, if the certificate of incorporation provides for cumulative voting and less than the entire Board is to be removed, no director may be removed without cause if the votes cast against his or her removal would be sufficient to elect him or her if then cumulatively voted at an election of the entire Board, or, if there be classes of directors, at an election of the class of directors of which he or she is a part. Whenever the holders of any class or series of stock are entitled to elect one or more directors by the provisions of the certificate of incorporation, the provisions of the preceding sentence shall apply, in respect to the removal without cause of a director or directors so elected, to the vote of the holders of the outstanding shares of that class or series and not to the vote of the outstanding shares as a whole. Unless otherwise provided in the certificate of incorporation or these by-laws, vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class or from any other cause may be filled by a majority of the directors then in office, although less than a quorum, or by the sole remaining director. Whenever the holders of any class or classes of stock or series thereof are entitled to elect one or more directors by the provisions of the certificate of incorporation, vacancies and newly created directorships of such class or classes or series may be filled by a majority of the directors elected by such class or classes or series thereof then in office, or by the sole remaining director so elected.

          Section 2.3. Regular Meetings. Regular meetings of the Board of Directors may be held at such places within or without the State of Delaware and at such times as the Board may from time to time determine, and if so determined notice thereof need not be given.

          Section 2.4. Special Meetings. Special meetings of the Board of Directors may be held at any time or place within or without the State of

Delaware whenever called by the Chairman cf the Board, if any, by the Vice Chairman of the Board, if any, by the President or by any two directors. Reasonable notice thereof shall be given by the person or persons calling the meeting.

          Section 2.5. Participation in Meetings by Conference Telephone Permitted. Unless otherwise restricted by the certificate of incorporation or these by-laws, members of the Board of Directors, or any committee designated by the Board, may participate in a meeting of the Board or of such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

          Section 2.6. Quorum; Vote Required for Action. At all meetings of the Board of Directors one-third of the entire Board shall constitute a quorum for the transaction of business. The vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board unless the certificate of incorporation or these by-laws shall require a vote of a greater number. In case at any meeting of the Board a quorum shall not be present, the members of the Board present may adjourn the meeting from time to time until a quorum shall attend.

          Section 2.7. Organization. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in the absence of the Chairman of the Board by the Vice Chairman of the Board, if any, or in the absence of the Vice Chairman of the Board by the President, or in their absence by a chairman chosen at the meeting. The Secretary, or in the absence of the Secretary an Assistant Secretary, shall act as secretary of the meeting, but in the absence of the Secretary and any Assistant Secretary the chairman of the meeting may appoint any person to act as secretary of the meeting.

          Section 2.8. Action by Directors Without a Meeting. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or of such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or conunittee.

          Section 2.9. Compensation of Directors. The Board of Directors shall have the authority to fix the compensation of directors.


                                   ARTICLE III
                                   Committees
                                   ----------


          Section 3.1. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The

Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of dissolution, removing or indemnifying directors or amending these by-laws; and, unless the resolution expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

          Section 3.2. Committee Rules. Unless the Board of Directors otherwise provides, each committee designated by the Board may adopt, amend and repeal rules for the conduct of its business. In the absence of a provision by the Board or a provision in the rules of such committee to the contrary, a majority of the entire authorized number of members of such committee shall constitute a quorum for the transaction of business, the vote of a majority of the members present at a meeting at the time of such vote if a quorum is then present shall be the act of such committee, and in other respects each committee shall conduct its business in the same manner as the Board conducts its business pursuant to
Article II of these by-laws.


                                   ARTICLE IV
                                    Officers
                                    --------


          Section 4.1. Officers; Election. As soon as practicable after the annual meeting of stockholders in each year, the Board of Directors shall elect a President and a Secretary, and it may, if it so determines, elect from among its members a Chairman of the Board and a Vice Chairman of the Board. The Board may also elect one or more Vice Presidents, one or more Assistant Vice Presidents, one or more Assistant Secretaries, a Treasurer and one or more Assistant Treasurers and such other officers as the Board may deem desirable or appropriate and may give any of them such further designations or alternate titles as it considers desirable. Any number of offices may be held by the same person.

          Section 4.2. Term of office; Resignation; Removal; Vacancies. Except as otherwise provided in the resolution of the Board of Directors electing any officer, each officer shall hold office until the first meeting of the Board after the annual meeting of stockholders next succeeding his or her election, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Any officer may resign at any time upon written notice to the Board or to the President or the Secretary of the Corporation. Such resignation shall take effect at the time specified therein, and unless otherwise specified therein no acceptance of such resignation shall be necessary to make it effective. The Board may remove any officer with or without cause at any time. Any such removal shall be without prejudice to the contractual rights of such officer, if any, with the Corporation, but the election of an officer shall not of itself create contractual rights. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board at any regular or special meeting.

          Section 4.3. Chairman of the Board. The Chairman of the Board, if any, shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present and shall have and may exercise such powers as may, from time to time, be assigned to him or her by the Board and as may be provided by law.

          Section 4.4. Vice Chairman of the Board. In the absence of the Chairman of the Board, the Vice Chairman of the Board, if any, shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present and shall have and may exercise such powers as may, from time to time, be assigned to him or her by the Board and as may be provided by law.

          Section 4.5. President. In the absence of the Chairman of the Board and Vice Chairman of the Board, the President shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present. The President shall be the chief executive officer and shall have general charge and supervision of the business of the Corporation and, in general, shall perform all duties incident to the office of president of a corporation and such other duties as may, from time to time, be assigned to him or her by the Board or as may be provided by law.

          Section 4.6. Vice Presidents. The Vice President or Vice Presidents, at the request or in the absence of the President or during the President's inability to act, shall perform the duties of the President, and when so acting shall have the powers of the President. If there be more than one Vice President, the Board of Directors may determine which one or more of the Vice Presidents shall perform any of such duties; or if such determination is not made by the Board, the President may make such determination; otherwise any of the Vice Presidents may perform any of such duties. The Vice President or Vice Presidents shall have such other powers and shall perform such other duties as may, from time to time, be assigned to him or her or them by the Board or the President or as may be provided by law.

          Section 4.7. Secretary. The Secretary shall have the duty to record the proceedings of the meetings of the stockholders, the Board of Directors and any committees in a book to be kept for that purpose, shall see that all notices are duly given in accordance with the provisions of these by-laws or as required by law, shall be custodian of the records of the Corporation, may affix the corporate seal to any document the execution of which, on behalf of the Corporation, is duly authorized, and when so affixed may attest the same, and, in general, shall perform all duties incident to the office of secretary of a corporation and such other duties as may, from time to time, be assigned to him or her by the Board or the President or as may be provided by law.

          Section 4.8. Treasurer. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation and shall deposit or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositories as shall, from time to time, be selected by or under authority of the Board of Directors. If required by the Board, the Treasurer shall give a bond for the faithful discharge of his or her duties, with such surety or sureties as the Board may determine. The Treasurer shall keep or cause to be kept full and accurate records of all receipts and disbursements in books of the Corporation, shall render to the President and to the Board, whenever requested, an account of the financial condition of the Corporation, and, in general, shall perform all the duties incident to the office of treasurer of a corporation and such other duties as may, from time to time, be assigned to him or her by the Board or the President or as may be provided by law.

          Section 4.9. Other Officers. The other officers, if any, of the Corporation shall have such powers and duties in the management of the Corporation as shall be stated in a resolution of the Board of Directors which is not inconsistent with these by-laws and, to the extent not so stated, as generally pertain to their respective offices, subject to the control of the Board. The Board may require any officer, agent or employee to give security for the faithful performance of his or her duties.


                                    ARTICLE V
                                      Stock
                                      -----


          Section 5.1. Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, of the Corporation, certifying the number of shares owned by such holder in the Corporation. If such certificate is manually signed by one officer or manually countersigned by a transfer agent or by a registrar, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

          Section 5.2. Lost, Stolen or Destroyed Stock Certificates; Issuance of New Certificates. The Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or such owner's legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.



                                   ARTICLE VI
                                  Miscellaneous
                                  -------------


          Section 6.1. Fiscal Year. The fiscal year of the Corporation shall be determined by the Board of Directors.

          Section 6.2. Seal. The Corporation may have a corporate seal which shall have the name of the Corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors. The corporate seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.

          Section 6.3. Waiver of Notice of Meetings of Stockholders, Directors and Committees. Whenever notice is required to be given by law or under any provision of the certificate of incorporation or these by-laws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice unless so required by the certificate of incorporation or these by-laws.

          Section 6.4. Indemnification of Directors, Officers and Employees. The Corporation shall indemnify to the full extent authorited by law any person made or threatened to be made a party to any action, suit or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that such person or such person's testator or intestate is or was a director, officer or employee of the Corporation or serves or served at the request of the Corporation any other enterprise as a director, officer or employee. For purposes of this by-law, the term "Corporation" shall include any predecessor of the Corporation and any constituent corporation (including any constituent of a constituent) absorbed by the Corporation in a consolidation or merger; the term "other enterprise" shall include any corporation, partnership, joint venture, trust or employee benefit plan; service "at the request of the Corporation" shall include service as a director, officer or employee of the Corporation which imposes duties on, or involves services by, such director, officer or employee with respect to an employee benefit plan, its participants or beneficiaries; any excise taxes assessed on a person with respect to an employee benefit plan shall be deemed to be indemnifiable expenses; and action by a person with respect to an employee benefit plan which such person reasonably believes to be in the interest of the participants and beneficiaries of such plan shall be deemed to be action not opposed to the best interests of the Corporation.

          Section 6.5. Interested Directors; Quorum. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her or their votes are counted for such purpose, if: (1) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitied to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which authorizes the contract or transaction.

          Section 6.6. Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

          Section 6.7. Amendment of By-Laws. These by-laws may be amended or repealed, and new by-laws adopted, by the Board of Directors, but the stockholders entitled to vote may adopt additional by-laws and may amend or repeal any by-law whether or not adopted by them.

PTN Media
Attn: Peter Klamka
455 E. Eisenhower
Ann Arbor, MI 48105

Cloudy Productions Ltd.
United Talent Agency
Attn: Lisa Jacobson
9560 Wilshire Blvd.
4th Floor
Beverly Hills, CA 92012

Re: Amendment to Palm, Inc. - PTN Media Agreement dated October 5, 2000


Dear Peter and Lisa,

As you know, we have recently been discussing alternative methods to move the existing inventory of Claudia Schiffer Edition Palm Vx handhelds (CS Units) ordered by PTN Media (PTN) pursuant to a purchase order issued on December 1, 2000 (the "Purchase Order"). The contract Palm, Inc. (Palm) signed with PTN permits distribution only through the Claudia Schiffer web site. Since sales via that channel have not met our mutual expectations, we all agree it is appropriate to broaden distribution as more fully set forth below. What follows is the agreement Palm, PTN and Cloudy Productions Ltd. via United Talent Agency have made. It if it is consistent with your understanding, please sign the letter where indicated and fax it back to me.

     1. Palm will offer the CS Units directly to U.S. and Canadian customers via its Store on the Palm.com website.
     2. For a period up to one (1) year from the date hereof unless further approved by Cloudy Productions, Palm will also make the product available to its standard distribution channels in both the U.S. and Canada. It is understood that such channels do not include specialty fashion. Any use of the name, image or likeness of Ms.Schiffer in any packaging, promotional or advertising materials, shall be approved in advance by Cloudy Productions.
     3. Depending on sales, Palm will withhold inventory according to its standard practices in order to support customer service requests. No fee (Paragraph 5) shall be due for such units.
     4. Palm will pay to PTN the sum of $20.00 for every CS Unit sold and paid for, net of any returns. The foregoing shall be inclusive of any and all royalties or fees due to either PTN or Cloudy Productions (relating to Ms. Schiffer) for the sales of these units, including any fees due for the third party software contained on the CS CD. PTN hereby authorizes and directs such sum to be paid directly to the order of Cloudy Productions (at the address above), which payment consists of $10 per unit as cloudy Productions' share of the $20 royalty, and $10 per unit as a partial payment by PTN to Cloudy Productions on account of PTN's outstanding obligations due to Cloudy Productions.

     5. By signing this letter, both PTN and Cloudy Productions agree that Palm has full rights and authority to sell the CS Units as set forth herein. To the extent necessary, PTN and Cloudy Productions hereby grant such rights to Palm for this limited purpose.
     6. PTN will provide to Palm documentation sufficient for Palm to distribute the software contained in the CS Unit software CD, including distribution in Canada and via Palm's standard channels. There will be no charge to Palm for such rights.
     7. PTN agrees to indemnify and hold Palm harmless from any claim brought by any third party arising out of or related to Palm's right to distribute the CS Unit and CS Unit software CD.
     8. To the extent Palm is able to sell the units, PTN will be relieved of its responsibilities under the Purchase Order placed by PTN for the units. PTN shall remain obligated for any unsold CS Units. Cloudy Productions shall have no responsibility with respect thereto.
     9. Any unsold units remaining in inventory as of March 30, 2001 may be reworked by Palm into non-CS Units and sold as such. PTN will pay to Palm $30.00 per unit to rework such units. Upon payment of the rework fee, PTN shall be relieved of its responsibilities for such units under the Purchase Order. If PTN desires to take delivery of any remaining inventory it will make payment for same prior to March 31, 2001 or Palm may proceed as described without need of notice to PTN.
     10. Palm will supply the quantity of CS Units sold by Palm to PTN Media and Cloudy Productions by March 30, 2001.

This document will serve as an amendment to the Palm, Inc. - PTN Media agreement dated October 5, 2000, the terms of which shall control except as otherwise changed herein.

Sincerely,

/s/  Denny Riley
Denny Riley
Sr. Director, OEM Sales
Palm, Inc.

By signing on the attached signature page, each party agrees to the terms set forth.

Palm, Inc.
----------

Printed Name:  Dennis Riley
Title:  Sr. Director OEM
Signature:  /s/  Dennis Riley
Date:  3-15-01

PTN Media
---------

Printed Name:  Peter Klamka
Title:  CEO
Signature:  /s/  Peter Klamka
Date:  3-15-01

United Talent Agency/for Cloudy Productions Ltd.
------------------------------------------------

Printed Name:  Gudrun Schiffer
Title:  Director
Signature:  /s/  Gudrun Schiffer
Date:  28-Feb-2001

                                LICENSE AGREEMENT



     This License Agreement (the "Agreement") is entered into as of February 19, 2001 by and between 3 Wishes Productions Inc. f/s/o Christina Aguilera ("Aguilera") and PTN MEDIA INC. ("PTNM") with reference to the following facts and circumstances:

     PTNM desires to obtain, and Aguilera is willing to grant, an exclusive license to use Aguilera's name, image, likeness and endorsement (herein the "Licensed Property") in connection with the proposed advertisement, promotion and sale of hand held computers running the Pa1mTM operating system,

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties agree as follows:

     1. Terms of License,

          (a) Subject to the terms and conditions of the Agreement, Aguilera hereby grants to PTNM an exclusive (solely with respect to hand held computers), royalty-free (except as set forth herein), worldwide license (the "License") to use, distribute, display and transmit Aguilera's full name (and parts thereof), image, likeness, and endorsement (the "Licensed Property") only in the form, for the purposes and in the manner, as expressly approved in writing in advance, by her in connection with the proposed manufacture, advertisement, distribution and sale of certain approved hand-held computers (the "Licensed Products") and in the channels of distribution expressly approved in writing in advance by Aguilera. PTNM shall have the exclusive right to subcontract manufacturing in connection with the License, subject in all events to the express prior written consent of Aguilera. The parties shall list products approved, as Licensed Products, on Schedule I attached hereto and initialed. Any new item sought to be included, as a Licensed Product must be set forth in an updated Schedule I expressly authorized and executed by Aguilera. The Licensed Products may be advertised and promoted immediately after execution of this Agreement, but they shall not be offered for sale prior to August 01, 2001 (the "On-Sale Date").

          (b) PTNM shall cause the Licensed Products to be produced in strict conformance with the approvals as given by Aguilera and shall pay Aguilera a royalty equal to twelve percent (12%) of the proceeds received from the sale of the Licensed Products after deducting the direct invoiced cost from the manufacturer. Payments shall be reported to Aguilera and accounted for within thirty (30) days after the end of each calendar quarter hereunder, and each accounting shall include payments of the share to Aguilera. Late payments shall accrue interest at 1.5% per month. In addition, PTNM hereby agrees to guarantee Aguilera an annual minimum royalty hereunder of one hundred thousand dollars ($100,000.00), which in the first year of the Agreement shall be paid upon execution by PTNM and in the second year of the Agreement shall be paid to Aguilera one year from the date of the photo shoot set forth below. In addition, PTNM agrees to deliver a stock certificate representing shares equal to fifty thousand dollars ($50,000.00), based on the closing price of PTNM common stock on the date of Aguilera's signing, within fifteen (15) days of final execution. The annual minimum royalty payments contemplated thereby, excluding the PTNM common stock acquired by Aguilera as set forth herein, shall be treated as an advance against the royalty payments due hereunder. Subject to the terms of the Agreement, Aguilera shall continue to own all right, title and interest in and to the Licensed Property; Aguilera shall, however, have no right, title or interest in or to the products or any content therein, and PTNM shall have sole contact with the manufacturer in connection with the development, format, contents and all other aspects in connection with Licensed Products or otherwise, provided it is in compliance with the provisions hereof as to approval rights of Aguilera.

          (c) In connection with the foregoing, Aguilera agrees to cooperate with, and make herself reasonably available to, PTNM for a four (4) hour photo shoot prior to the release of the Licensed Products, which photos shall be used by PTNM for advertising, promotion and public relations purposes only. The photo shoot is subject to her professional availability and with staffing that is mutually agreed upon by Aguilera and PTNM.

          (d) Aguilera agrees to cooperate with and make herself reasonably available to PTNM for two (2) 60 minute press events, no music/concert performance shall be required at said events, during the term subject to her professional availability and at PTNM's expense.

          (c) All rights to the Licensed Property not specifically granted to PTNM in the Agreement are reserved to Aguilera. Aguilera shall have the right to utilize or permit others to utilize any reserved rights throughout the duration of the Agreement and beyond, but Aguilera agrees that she will not, either jointly or alone, directly or indirectly, grant any rights to any third party which arc in conflict with the rights granted for the Agreement.

          (f) Aguilera shall receive fifteen (15) units of the Licensed Products hereunder and have the right to purchase additional units at PTNM's cost.

     2. Warranties, Indemnification and Remedies.
        --------------------------------------

          (a) Aguilera warrants and represents that she owns all right, title and interest in and to the Licensed Property. Aguilera further represents, warrants and agrees that she has the full right, power and authority to enter into the Agreement and to grant the rights granted herein without violating any other agreement or commitment of any sort to which she is a party or by which she is hound; and that to the best of her knowledge, the use of the Licensed Property as contemplated in the Agreement does not and will not infringe or constitute a misappropriation of any trademark, patent, copyright, trade secret or other proprietary, publicity or privacy right of any third party, and PTNM's use of the Licensed Property in connection with the manufacture, advertisement, distribution and sale of Licensed Products as provided herein shall not (with respect only to the said Licensed Property) violate any rights of any kind or nature of any third party. Excluded expressly herefrom are any representations as to the handheld Products and any uses made of such items or any matters not expressly approved in writing in advance by Aguilera.

          (b) Aguilera shall defend, indemnify and hold harmless PTNM and its successors, permitted, assigns, affiliates, officers, directors, agents and employees, from and against any action, suit, claim, damages, liability, costs and expenses (including reasonable attorneys' fees), arising out of or in any way connected with any breach of any representation, warranty or agreement made by Aguilera herein or any claim that any Licensed Property infringes any intellectual property rights or other rights of any third party on account of the use of the Licensed Property. PTNM shall give Aguilera prompt notice of any such claim or of any threatened claim. Neither Aguilera nor PTNM shall agree to the settlement of any such claim or any associated press release, demand or suit prior to final judgment thereon, nor issue any statement or file any document that would increase the risk of Aguilera, without the written consent of Aguilera.

          (e) PTNM hereby represents, warrants and agrees that it has the full right, power and authority to enter into the Agreement and agrees that it will not infringe or misappropriate any trademark, patent, copyright, trade secret or other proprietary, publicity or privacy right of any third party in connection with its use and/or marketing of the Licensed Property, and that the manufacture, sale and distribution of Licensed Products shall comply with all laws, regulations or other governmental requirements of all kinds, and that the Licensed Products shall not cause injury or damage of any kind to any user or other third party PTNM shall defend, indemnify and hold harmless Aguilera and her successors, assigns, agents and employees, from and against any action, suit, claim, damages, liability, costs and expenses (including reasonable attorneys' fees), arising out of or in any way connected with any breach of any representation, warranty or agreement made by PTNM herein. Aguilera shall give PTNM prompt notice of any such claim or of any threatened claim. Without limiting any obligations hereunder, PTNM, itself or through handheld manufacturer, as a condition to the use of any of the 1icensed Property hereunder, shall obtain and maintain product liability insurance and comprehensive liability insurance, covering and protecting, as additional insured's, Aguilera and her officers, directors, employees, agents and representatives, with coverage amounts consistent with industry standards, but no less than two million dollars ($2,000,000.00) per occurrence.

          (d) The parties' indemnification obligations set forth in the foregoing paragraphs shall survive the termination of the Agreement.

     3. Termination
        -----------

          (a) The term of the Agreement shall he two (2) years from the date of the photo shoot, but in no ease more than thirty (30) months from full execution.

          (b) The Agreement may also be terminated by either party, upon written notice to the other, if: (i) the other party files a petition for bankruptcy or is adjudicated a bankrupt, (ii) a petition in bankruptcy is filed against the other party, (iii) the other party makes an assignment for the benefit of its creditors or an arrangement for its creditors pursuant to any bankruptcy law,
(iv) the other party discontinues its business, (v) a receiver is appointed for the other party or its business or (vi) the other party breaches any material provision hereof and such breach is not cured within ten (10) days after written notice thereof.

          (c) Termination of the Agreement shall not extinguish any of PTNM's or Aguilera's rights or obligations under the Agreement, which by their express terms survives after the date of termination. Termination of the Agreement shall be without prejudice to any other rights that either party may have at law or in equity, and shall not affect the rights of end-users to continue to use all distributed copies of handheld manufacturer Products.

          (d) The parties agree that PTNM shall have an additional one hundred-twenty (120) days after the Term to market and sell the Licensed Products pursuant to this Agreement (the "Sell-Off Period"). During said Sell-Off Period, the Licensed Products shall continue to be marketed and sold as top-line electronic products. it PTNM elects to substantially discount or otherwise market the Licensed Products as less than top-line electronic products, said products shall not embody any Licensed Property. PTNM agrees that it will not manufacture the Licensed Products in unreasonable amounts in anticipation of the end of the Term.

     4. Assignment. The Agreement and the rights granted hereunder are personal to the parties and shall not be assigned without the prior written consent of the other party; provider, however, that Aguilera may assign the Agreement to any wholly or majority owned subsidiary or affiliated party. Subject to the foregoing, the Agreement will bind the parties and their respective successors and permitted assigns.

     5. Independent Contractor. Each party shall be deemed to have the status of an independent contractor, and nothing in the Agreement shall be deemed to place the parties in the relationship of employer-employee, principal-agent, partners or joint ventures.

     6. No Brokers. All negotiations relative to the Agreement have been carried on by the parties directly, without the intervention of any person as a result of any act of either party (and, so far as known to either party, without the intervention of any such person) in such manner as to give rise to any valid claim against the parties hereto for brokerage CommissionS, finder's fees or other like payment.

     7. Miscellaneous Provisions.
        ------------------------

          (a) Entire Agreement. The Agreement, and all other documents expressly referred to herein, contain the entire agreement of the parties with respect to its subject matter and supersedes all prior negotiations, agreements and understandings, written or oral, with respect to such subject matter. The terms of the Agreement shall be waived or amended only by the written agreement of the parties. No delay or omission of either party in exercising any right or remedy hereunder shall constitute a waiver of such right or remedy, and no waiver as to any obligation shall operate as a continuing waiver or as a waiver of any subsequent breach.

          (b) Governing Law. The Agreement shall be governed by, and construed in accordance with, the laws of the State of California, without regard to the conflicts of laws rules thereof.

          (c) Arbitration.
              -----------
               (i) Any dispute or controversy between the parties relating to or arising out of the Agreement or any amendment or modification hereof shall be determined in arbitration in the State of California pursuant to the rules and then obtaining of the American Arbitration Association. The arbitration award shall be final and binding upon the parties and judgment may be entered thereon in the Supreme Court of the State of California for the United States District Court for the Central District of California or in any other court of competent jurisdiction to which jurisdiction the parties hereby expressly consent. The service of any notice, process, motion or other document in connection with an arbitration under the Agreement or (he enforcement of any arbitration award hereunder may be effectuated by either personal service upon a party or by overnight courier delivery duly addressed to it, at the address or addresses of such party of such party or parties as herein set forth.
               (ii) Anything otherwise hereinabove provided to the contrary notwithstanding any dispute between the parties which involves a third party action or proceeding, including, but not limited to, cross-claims and third party action or interpleader action or proceeding, arising under the indemnification provisions hereof or otherwise, shall not at the election of the party subject to such third party action or proceedIng, be subject to arbitration (even though the same would have been arbitrable as between the parties and the action or proceeding been initiated by one of them against the other), but shall be resolved exclusively within the said action, and the other party hereto expressly consents to the jurisdiction of and in the court in which such action or proceeding is pending.

          (d) Benefit. The Agreement is not intended to confer upon any person or entity other than the party's hereto any rights or remedies hereunder.

          (e) Interpretation. Each party intends that the Agreement be deemed and construed to have been jointly prepared by the parties. As a result, the parties agree that any ambiguity or uncertainty existing herein shall not be interpreted against either of them. The parties also intend that the rights and remedies hereunder be cumulative, so that exercise of any one or more of such rights or remedies shall not preclude the later or concurrent exercise of any other rights or remedies.

          (f) Notices. Whenever, under the terms of the Agreement, any notice or other communication is required or permitted to be given by one party to the other, such notice or other communication shall be in writing and shall be deemed to have been sufficiently given if personally delivered, telecopied, or sent by overnight courier addressed to the party to whom it is to be given, at the address set forth at the end of the Agreement. Until further notice from Aguilera, any notices intended for her shall be sent contemporaneously to Doug Mark, Esq., Barnes Morris Klein & Yorn, 1424 Second St. 3Fd Fl., Santa Monica, CA 90401. A notice or other communication shall be deemed received (i) upon receipt, if personally delivered, (ii) on the first business day after dispatch, if sent by overnight courier, and (iii) on the first business day alter dispatch, if transmitted by telecopy. Either party hereto may change their address by written notice in accordance with the Section.

          (g) Counterparts. The Agreement may be executed in counterparts, each of which shall be deemed to be an original.

          (h) Severability. If any provision of the Agreement is declared by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions of the Agreement shall continue in full force and effect, and the invalid provision shall be replaced by the legal provision which most clearly achieves the intent of the invalid provision.

          (i) Confidentiality.
              ---------------
               (i) Each party agrees that all information, trade secrets of the party, product plans, designs, ideas, concepts, costs, finances, market plans, business opportunities, personnel, research, development or know-how and any other non-public technical or business information of a party, including, but not limited to, financial data and other data (collectively, the "Proprietary Information") is and shall remain the property of the disclosing party. Each party agrees that it shall hold the other's Proprietary Information in the strictest confidence and shall use such Proprietary Information only in connection with its performance under the Agreement. Each of them further agrees that it shall not disclose the other's Proprietary Information internally except to that minimum number of employees, agents, attorneys and accountants to whom such disclosure is necessary, with each such person to he advised of; and hound by, the confidentiality requirements hereunder. Each party shall return the other's Proprietary Information promptly upon the other's written request.

               (ii) The requirements of paragraph 7(a) above shall not apply to
     (a) Proprietary Information previously known to the receiving party free of any obligation to keep it confidential, (b) Proprietary Information that has been or is subsequently made public other than in breach of the Section or (c) any Proprietary Information the disclosure of which is required under any applicable law.

               (iii) Each party agrees that in the event of any breach of the
     Section 7, the non-breaching party would he irreparably and immediately harmed and that money damages would not be a sufficient remedy for any such breach. It is accordingly agreed that the non-breaching party shall be entitled to equitable relief; including injunction and specific performance, in the event of any breach of the provisions of the Section 7, in addition to all other remedies available to such party at law or in equity.

IN WITNESS WHEREOF, the parties hereto have caused the Agreement to be executed by them or their duly authorized representatives as of the date first written above.




3 WISHES PRODUCTIONS INC.                    PTN MEDIA, INC.


By:  /s/  Christina Aguilera                  By:  /s/  Peter Klamka
    -----------------------------                  -----------------------------
Title:  Authorized Agent                      Title:  Peter Klamka, President





Address:                                      Address:
c/o Doug Mark, Esq.                           PTN Media, Inc.
Barnes Morris Klein & Yorn                    455 East Eisenhower Parkway,
Second St. 3rd Floor                          Suite 15
Santa Monica, CA 90401                        Ann Arbor, Michigan 48108

                                   SCHEDULE I

1. - Handspring: Visor PrismTM
2. - Handspring: Visor PlatinumTM
3. - Handspring: Visor DeluxeTM
4. - Handspring; VisorTM

/s/  Aguilera                 Date:
-----------------------------
Aguilera


 /s/  Klamka                  Date:
----------------------------
PTNM

                                    EXHIBIT A


Date: 02/19/01

Gentlemen:

     Reference is hereby made to the License Agreement dated February 19, 2001 between 3 Wishes Productions Inc. and PTN Media Inc.

     In consideration of your entering into said License Agreement with 3 Wishes Productions, Inc. (a wholly owned enterprise of Christina Aguilera) and in order to induce your execution thereof, I hereby confirm that I have read said License Agreement and that I agree to perform all of the obligations and undertakings required of me there under and to abide by all the restrictions contained therein as they are applicable to me, regardless of whether 3 Wishes Productions, Inc. continues throughout the term of the Agreement to be my employer in connection with such services.

     I acknowledge that payment by PTN Media Inc. to 3 Wishes Productions, Inc. as set forth in said Agreement shall fully discharge PTN Media's obligation to me.

     I warrant and represent that 3 Wishes Productions, Inc. is authorized by me to contract for my services as set forth in said License Agreement and represent that I am not obligated to any third parties in any manner that would interfere with my ability to perform as required under said Agreement.


                                                Very truly yours,

                                                /s/  Christina Aguilera
                                                --------------------------------
                                                     Christina Aguilera

                          PTN MEDIA, INC. SUBSIDIARIES



Company                                 Jurisdiction of Organization
-------                                 ----------------------------

Frangrancedirect.com, Inc.              Delaware

PTN Wireless, Inc.                      Delaware

                                                                    Exhibit 23.1

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------

We herby consent to the incorporation of our report, dated April 9, 2001, included in this Form 10-KSB in the prevsiously filed Registration Statements of PTN Media, Inc. and subsidiary on Foarm S-8 (File No. 333-80771) and on Form S-3 (File No. 333-51600)



/s/  STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.
Certified Public Accountants

Santa Monica, California
April 16, 2001

                                                                    Exhibit 23.2

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------

We hereby consent to the incorporation of our report, dated April 12, 2000, included in the Form 10-KSB in the previously filed Registration Statements of PTN Media, Inc. and subsidiary on Form S-8 (File No. 333-80771) and on Form S-3 (File No. 333-51600)


/s/  LAZAR LEVINE & FELIX LLP

LAZAR LEVINE & FELIX LLP

New York, New York
April 16, 2001

                                 April 16, 2001

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

                        Re:  PTN Media, Inc.
                             Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 000-24835)

Ladies and Gentlemen:

     On behalf of PTN Media, Inc., transmitted herewith for filing pursuant to the Securities Exchange Act of 1934, as amended, is PTN Media, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "Form 10-KSB"), including all exhibits thereto.

     The financial statements in the Form 10-KSB do not reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

                                                     Very truly yours,


                                                     /s/Peter Klamka
                                                     Peter Klamka
                                                     Chief Executive Officer