Form 10QSB
period 2001-03-31
PTN MEDIA INC
filed 2001-05-18
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-24835
                            (Commission file number)

                                 PTN Media, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                          38-3399098
              --------                                          ----------
     (State or other jurisdiction                              (IRS Employer
  of incorporation or organization)                          Identification No.)

        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
        ----------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 4,657,962 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                 PTN Media, Inc.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2001         2

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2001 and 2000                    3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2001 and 2000                    4

           Notes to Condensed Consolidated Financial Statements             5-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                14

Item 2.    Change in Securities and Use of Proceeds                         14

Item 3.    Defaults Upon Senior Securities                                  14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 15

SIGNATURES 15

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PTN MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                           $    23,661
     Receivables                                                         47,536
     Inventory                                                            6,384
     Advance to officers                                                 50,000
     Prepaid expenses                                                    22,000
                                                                    -----------

TOTAL CURRENT ASSETS                                                    149,581

FIXED ASSETS, NET                                                        21,120
OTHER ASSETS                                                              2,226
                                                                    -----------
TOTAL ASSETS                                                        $   172,927
                                                                    ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   222,221
     License fees payable                                               825,000
     Short-term loans payable                                           191,250
     Promissory note                                                  1,000,000
     Demand note - officer                                              100,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             2,338,471
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,350 shares issued and outstanding                       24
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 4,657,962 shares issued and outstanding                4,658
     Additional paid-in capital                                       7,369,446
     Accumulated deficit                                             (9,539,672)
                                                                    -----------
TOTAL SHAREHOLDERS' DEFICIT                                          (2,165,544)
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $   172,927
                                                                    ===========

                 See accompanying notes to financial statements.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Three
                                                          Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2001             2000
                                                   -----------      ------------

REVENUES                                           $   177,509      $     2,841
                                                   -----------      -----------

EXPENSES:
      Cost of revenue                                  354,846           10,000
      Product development                               21,843          157,300
      General and administrative                       112,674          253,171
                                                   -----------      -----------
TOTAL EXPENSES                                         489,363          420,471
                                                   -----------      -----------

LOSS FROM OPERATONS                                   (311,854)        (417,630)
                                                   -----------      -----------

OTHER EXPENSES:
      Interest expense                                 (40,298)          (7,684)
                                                   -----------      -----------
TOTAL OTHER EXPENSES                                   (40,298)          (7,684)
                                                   -----------      -----------

NET LOSS                                           $  (352,152)     $  (425,314)
                                                   ===========      ===========

BASIC AND DILUTED LOSS PER
COMMON SHARE                                       $     (0.08)     $     (0.10)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          4,637,129        4,214,807
                                                   ===========      ===========












                 See accompanying notes to financial statements.


                                 PTN MEDIA, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       For the Three
                                                                       Months Ended
                                                                        March 31,
                                                            ----------------------------------
                                                               2001                     2000
                                                            ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(352,152)               $(425,314)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                              3,464                    2,490
      Issuance of shares for license fees                      50,000                     --
  Changes in operating assets and liabilities:
    Accounts receivable                                       (47,536)                    --
    Inventory                                                  (6,384)                    --
    Prepaid expenses                                           90,015                  142,188
    Accounts payable and accrued expenses                      (9,882)                  (9,533)
    License fees payable                                     (257,500)                    --
                                                            ---------                ---------

NET CASH USED IN OPERATING ACTIVITIES                        (529,975)                (290,169)
                                                            ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to officers                                        (50,000)                    --
  Security and other deposits paid                               --                    (27,226)
                                                            ---------                ---------

NET CASH USED IN INVESTING ACTIVITIES                         (50,000)                 (27,226)
                                                            ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from (paid to) officer                       100,000                  (26,000)
  Proceeds from private placement offerings, net                 --                    708,970
                                                            ---------                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     100,000                  682,970
                                                            ---------                ---------

INCREASE (DECREASE) IN CASH                                  (479,975)                 365,575

CASH, BEGINNING OF PERIOD                                     503,636                   46,539
                                                            ---------                ---------

CASH, END OF PERIOD                                         $  23,661                $ 412,114
                                                            =========                =========




                            See accompanying notes to financial statements.

                                                  4

                        PTN MEDIA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

PTN Media, Inc., (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. The Company was in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 since its inception to December 31, 2000 and had accumulated a deficit while in the development stage of $9,187,520. Effective January 1, 2001, the Company was no longer considered to be in the development stage as it began selling its Claudia Schiffer edition of the Palm.

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

In July 1999, the Company formed, Fragrancedirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells fragrance products over the Internet. In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc.

The Company, since its inception, has incurred net losses of, $9,539,672 and at March 31, 2001 current liabilities exceeded current assets by $2,188,890. In addition, the Company is delinquent in certain payments due for license fees and short-term financing. The Company has relied on debt and equity financing to fund its operating activities. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2001.

The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY, continued:

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2000 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations for the three month periods ended March 31, 2001 and 2000 and its cash flows for the three month periods ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


NOTE 2 - COMMON STOCK:

In March 2001, the Company issued 25,000 shares of common stock for license fees valued at $50,000. The value was determined using the market value of the Company's stock at the date the agreement was signed.


NOTE 3 - DEMAND NOTE - OFFICER AND ADVANCE TO OFFICERS:

In February 2001, the Company's chief executive officer loaned the Company $100,000 to pay the license fee to Christina Aguilera. The loan is payable on demand and accrues interest at 12%.

The Company also advanced $50,000 to a company that the Company's officers have an ownership interest. The advance is non-interest bearing.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 4 - PROMISSORY NOTE:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We are an interactive media content provider of branded content and commerce opportunities using a combination of new and traditional media. We produce "Fashionwindow.com" (www.fashionwindow.com), which is designed to be the leading online destination for fashion, style and beauty content, commerce and community. We also provide this content through a nationally syndicated radio program: "The Style Minute with Daisy Fuentes." We provide similar content on our website, Claudiaschiffer.com (www.claudiashiffer.com) hosted by well-known model Claudia Schiffer. We have recently started to sell the Claudia Schiffer edition of the Palm Vx and have plans to sell a Michael Jordon edition of the Palm as early as June 2001 and a hand-held computer using the name, likeness, image and endorsement of pop music artist, Christina Aguilera.

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

We also signed teenage artist and MTV personality Mandy Moore. Pursuant to the website license agreement, Ms. Moore grants to us a license for an on-line Internet service and to use her name and likeness in the creation and promotion of the website. The agreement also provides that Ms. Moore is to provide us with exclusive fashion, news, behind the scenes looks and fashion tips and advice. The term of the agreement is one year and may be renewed on the first anniversary for an additional year if certain conditions are met. In connection with this agreement, we issued to a company controlled by Ms. Moore and to Ms. Moore's agent 31,000, and 3,100 shares of our common stock, respectively. If the common stock issued in connection with this agreement has not been sold as of the first anniversary and the value of such common stock at the first anniversary is less than $100,000 and $10,000, respectively, then we are required to issue on the first anniversary additional common stock such that the total value of all common stock held by Ms. Moore and Ms. Moore's agent is not less than $100,000 and $10,000, respectively.

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

We also operate Claudiaschiffer.com. In addition to a large collection of photographs of Ms. Schiffer, the site is expected to be a destination for an audience interested in fashion, style, and beauty using Ms. Schiffer as a host and guide. The site features notes from her, diet and fitness news from her trainer, and fashion and shopping news from a leading fashion stylist.

We created a new subsidiary in July 1999, Fragrancedirect.com, Inc. and recently launched the website Fragrancedirect.com (www.fragrancedirect.com). On this website we attempt to sell colognes, perfumes and other fragrances directly to Internet users. The site will be promoted through hyper-links from our affiliated websites. We currently offer a variety of popular fragrances at prices that are generally lower than prices of traditional non-internet retailers. Brands currently available on our site include Ralph Lauren, Chanel, Tommy Hilfiger, Liz Claiborne, and Calvin Klein. There can be no assurance that we will generate any significant revenue from the website. In addition, we are aware of at least two similar websites attempting to compete for the on-line fragrance business.

                           Our Syndicated Radio Shows

We are currently exploring new syndication opportunities for the "Style Minute with Daisy Fuentes." It is currently broadcast only online.

                      Our Proposed Business with Palm, Inc.


Palm Vx - Claudia Schiffer Edition

In addition to our websites and radio syndication programs, we have recently entered into an agreement with Palm, Inc., the maker of handheld computing devices, to market a branded Claudia Schiffer handheld device based on the Palm Vx model. We have also entered into several relationships to develop and promote Palm software and accessories in conjunction with our efforts relating to the planned Claudia Schiffer Palm.

We have obtained from Ms. Schiffer the right to use her name, likeness and image on the handheld device. We sell the devices through the Claudiaschiffer.com site and potentially other sites that sell electronics. During the three months ended March 31, 2001 we began selling the Claudia Schiffer edition of the Palm Vx.


Michael Jordan Edition of the Palm

We entered into a three-year, exclusive, royalty-free, worldwide license agreement with Michael Jordan, the former National Basketball Association player granting us the right to use Mr. Jordan's name, likeness, image and endorsement in connection with the proposed advertisement, promotion and sale of Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we plan that Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan.

The license agreement with Mr. Jordan provides that we pay Jordan a royalty equal to twelve percent (12%) of the proceeds from the sale of certain Palm Inc. products, but in no event less than an annual minimum royalty of $1,250,000.

We are in the process of amending our original equipment manufacturer partner agreement with Palm, Inc. to include our rights under the license agreement with Mr. Jordan.

We currently plan to begin selling the Michael Jordon Edition of the Palm line in June 2001.

Christina Aguilera Hand-Held Computers

On February 19, 2001, we entered into a two year, exclusive worldwide license with pop music artist Christina Aguilera granting us the right to use Ms. Aguilera's name, likeness, image and endorsement in connection with the proposed-advertisement, promotion and sale of certain hand-held computers.

The license agreement provides that we pay Ms. Aguilera a royalty equal to twelve percent (12%) of the proceeds from the sale of certain hand-held computers, but in no event less than an annual minimum royalty of $100,000. We have also delivered shares of PTN Media, Inc. common stock equal to $50,000, based on the closing price of the common stock on February 19, 2001.

                              Results of Operations

During the three months ended March 31, 2001 we began selling the Claudia Schiffer edition of the Palm Vx. Sales for the first quarter amounted to $177,509. We sold most of our inventory of these Palms in the first quarter and generated a gross margin on these sales of approximately 10% after paying the royalty to Ms. Schiffer of approximately $40 per unit sold and paying for the Palm itself.

Cost of revenue for the three months ended March 31, 2001 was $354,846 which included the royalty and cost of the Palm as discussed above, $150,000 paid to Christina Aguilera as a license fee and $25,000 and $12,500 paid to Downtown Julie Brown and Mandy Moore, respectively, in accordance with their agreements with us.

We incurred $21,843 and $112,674 in product development and general and administrative costs, respectively, during the quarter ended March 31, 2001. We expect that these costs will rise as we begin selling more products. Product development and general and administrative costs for the three months ended March 31, 2000 were $157,300 and $253,171 respectively. The significant decrease in product development costs is a result of us spending less money on the development of our websites. The decrease in general and administrative costs is principally due to the decease in consulting fees and of approximately $142,000


                         Liquidity and Capital Resources

We have incurred net losses since our inception of $9,539,672. We may be unable to continue in existence unless we are able to arrange additional financing. During the three months ended March 31, 2001 we generated $177,509 in revenue from the sale of the Claudia Schiffer edition of the Palm Vx.

In April 1998, our Chairman, President and Chief Executive Officer provided us with a revolving credit line with a maximum of $500,000 available. In September 1998, our Board of Directors authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000 were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they are made to us and are payable by May 2001, provided, however, that if we raise gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds from the IPO. In February 2000, the principal and accrued interest of $432,844 and $65,908, respectively, were converted into an aggregate of 110,000 shares of our common stock.

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

In July and August of 1999, our subsidiary Fragrancedirect.com, Inc. ("Fragrance") issued 10% promissory notes aggregating $160,000. The notes were due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year warrants to purchase Fragrance common stock at $3.50 per share. In addition, during the second and third quarters of 2000, Fragrance sold 210,000 and 200,000 shares of its common stock at $2.50 per share for gross proceeds of $525,000 and $500,000, respectively.

On November 22, 2000 we issued a $1,000,000 promissory note to an investor. The note bears interest at 9.25% and is due on April 1, 2001. The holder of the note has the option of converting the note to a royalty participation certificate or converting into shares of our common stock at a 20% discount. In addition, the holder of the note was issued two-year warrants to purchase 100,000 shares of our common stock at $3.00 per share.

In February 2001, our chief executive officer loaned us $100,000 to pay the license fee to Christina Aguilera. The loan is payable on demand and accrues interest at 12%.

In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt and begin to generate profits from operations.

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites, our ability to produce and syndicate our radio shows and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution of the Web site License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Web site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web site Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August 2000. The Company has accrued $190,893 related to this judgment in the accompanying financial statements.


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities


None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

On January 9, 2001 the Company filed a Current Report on Form 8-K announcing that on January 4, 2001, the Company entered into a three-year, exclusive, royalty-free, worldwide license agreement (the "License Agreement") with Michael Jordan, the former National Basketball Association player ("Jordan") granting the Company the right to use Jordan's name, likeness, image and endorsement in connection with the proposed advertisement, promotion and sale of handheld computers using the Palm, Inc. operating systems. The License Agreement provides that the Company shall pay Jordan a royalty equal to twelve percent (12%) of the proceeds from the sale of certain Palm Inc. products, but in no event less than an annual minimum royalty of $1,250,000 for each contract year.

On February 20, 2001 the Company filed a Current Report on Form 8-K announcing that by letter dated February 13, 2001, the Company terminated Merdinger, Fruchter, Rosen & Corso ("Merdinger, Fruchter") as the independent certified accountants for the Company. The decision to change accountants was recommended by the Company's Board of Directors. The decision was based solely on the fact that the primary contact person at Merdinger, Fruchter moved to Stonefield Josephson, Inc., the Company's new independent auditors.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PTN Media, Inc.



                                 By: /s/ Peter Klamka
                                     -------------------------------------------
                                         Peter Klamka
                                         Chief Executive and Principal
                                         Accounting Officer


Date:  May 16, 2001