Form 10QSB
period 2001-06-30
PTN MEDIA INC
filed 2001-08-20
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-24835
                             ----------------------
                            (Commission file number)

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

                                 (734) 327-0579
                                 --------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2001 - 5,862,162 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                 PTN Media, Inc.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2001           2

           Condensed Consolidated Statements of Operations for
           the three and six months ended June 30, 2001 and 2000              3

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2001 and 2000                        4

           Notes to Condensed Consolidated Financial Statements              5-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9-10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 2.    Changes in Securities and Use of Proceeds                         10

Item 3.    Defaults Upon Senior Securities                                   10

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                   12

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PTN MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                          $    221,607
     Accounts receivable                                                 40,616
     Inventory                                                          236,130
     Advance to officers                                                 50,000
     Prepaid expenses                                                    22,000
                                                                   ------------
TOTAL CURRENT ASSETS                                                    570,353

FIXED ASSETS, NET                                                        19,949
OTHER ASSETS                                                              2,226
                                                                   ------------
TOTAL ASSETS                                                       $    592,528
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    169,736
     License fees payable                                               700,000
     Short-term loans payable                                           191,250
     Promissory note                                                  1,000,000
     Demand note - officer                                               93,500
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             2,154,486
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,350 shares issued and outstanding                       24
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 5,862,162 shares issued and outstanding                5,862
     Additional paid-in capital                                       8,567,691
     Accumulated deficit                                            (10,135,535)
                                                                   ------------
TOTAL SHAREHOLDERS' DEFICIT                                          (1,561,958)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    592,528
                                                                   ============

                 See accompanying notes to financial statements.



                                         PTN MEDIA, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                            For the Three                       For the Six
                                                             Months Ended                       Months Ended
                                                              June 30,                            June 30,
                                                  ------------------------------        ------------------------------
                                                      2001              2000               2001               2000
                                                  -----------        -----------        -----------        -----------

REVENUES                                          $    49,357        $       457        $   226,866        $     3,298

COST OF REVENUES                                       40,612               --              188,043               --
                                                  -----------        -----------        -----------        -----------
GROSS PROFIT                                            8,745                457             38,823              3,298

EXPENSES:
      Product development                              52,237            456,043            281,495            623,343
      General and administrative                      522,718            381,948            635,392            635,119
                                                  -----------        -----------        -----------        -----------

TOTAL EXPENSES                                        615,567            837,991          1,104,930          1,258,462
                                                  -----------        -----------        -----------        -----------

LOSS FROM OPERATONS                                  (566,210)          (837,534)          (878,064)        (1,255,164)
                                                  -----------        -----------        -----------        -----------

OTHER EXPENSES:
      Interest expense                                (29,653)            (4,625)           (69,951)           (12,309)
                                                  -----------        -----------        -----------        -----------
TOTAL OTHER EXPENSES                                  (29,653)            (4,625)           (69,951)           (12,309)
                                                  -----------        -----------        -----------        -----------

NET LOSS                                          $  (595,863)       $  (842,159)       $  (948,015)       $(1,267,473)
                                                  ===========        ===========        ===========        ===========

BASIC AND DILUTED LOSS PER COMMON SHARE           $     (0.12)       $     (0.19)       $     (0.20)       $     (0.29)
                                                  ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                         5,064,676          4,407,483          4,852,084          4,311,145
                                                  ===========        ===========        ===========        ===========










                                    See accompanying notes to financial statements.
                                                          3







                                     PTN MEDIA, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                 For the Six
                                                                                 Months Ended
                                                                                   June 30,
                                                                      ------------------------------------
                                                                          2001                    2000
                                                                      -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (948,015)             $(1,267,473)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                          7,135                    4,979
      Issuance of shares for professional and legal fees                  105,750                  185,625
      Issuance of shares for license fees                                  50,000                     --
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (40,616)                 (40,000)
    Inventory                                                            (236,130)                    --
    Prepaid expenses                                                       90,015                  284,375
    Accounts payable and accrued expenses                                 (62,368)                  (8,866)
    License fees payable                                                 (382,500)                  28,000
                                                                      -----------              -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (1,416,729)                (813,360)
                                                                      -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                 (2,500)                    --
  Advances to officers                                                    (50,000)                    --
  Security and other deposits paid                                           --                    (31,226)
                                                                      -----------              -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (52,500)                 (31,226)
                                                                      -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from (paid to) officer                                    93,500                  (26,000)
  Proceeds from exercise of warrants                                         --                      1,000
  Proceeds from sale of common stock of subsidiary                           --                    525,000
  Proceeds from private placement offerings, net                        1,093,700                  838,970
                                                                      -----------              -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,187,200                1,338,970
                                                                      -----------              -----------

INCREASE (DECREASE) IN CASH                                              (282,029)                 494,384

CASH, BEGINNING OF PERIOD                                                 503,636                   46,539
                                                                      -----------              -----------

CASH, END OF PERIOD                                                   $   221,607              $   540,923
                                                                      ===========              ===========




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

The Company is an interactive media content provider of branded content and commerce opportunities using a combination of new and traditional media. The Company currently produces three web sites designed to be the leading online destination for fashion, style and beauty content, commerce and community. The Company also produces a nationally syndicated radio program entitled "The Style Minute with Daisy Fuentes."

The Company entered into a three-year, exclusive, worldwide license agreement with Michael Jordan, the former National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness, image and endorsement in connection with our Palm, Inc. products. In addition to the standard features of Palm products, the Michael Jordan edition includes branding, identification and software applications that appeal to the market segment associated with Mr. Jordan. The Company is currently selling the Michael Jordan handheld device through the NBA Stores, sportsline.com (www.sportsline.com) web site, Michael Jordan restaurants and car dealerships, department stores and traditional retail establishments.

The Company entered into a similar licensing agreement with supermodel Claudia Schiffer. The Company is selling Claudia Schiffer branded hand-held devices through ClaudiaSchiffer.com (www.claudiaschiffer.com) and through March 2002, through Palm, Inc.'s standard distribution channels.

The Company also entered into a similar licensing agreement with pop music artist Christina Aguilera and is currently developing a Christina Aguilera branded hand-held device.

In July 1999, the Company formed, Fragrancedirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells fragrance products over the Internet. In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc.

The Company, since its inception, has incurred net losses of $10,135,535 and at June 30, 2001 current liabilities exceeded current assets by $1,584,133. In addition, the Company is delinquent in certain payments due for short-term financing. The Company has relied on debt and equity financing to fund its operating activities. The Company may be unable to continue in existence unless it continues to arrange additional financing and begins to achieve profitable operations. Management plans to raise additional capital and has just recently begun to generate cash from the sale of products.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


NOTE 2 - COMMON STOCK AND STOCK OPTIONS:

In March 2001, the Company issued 25,000 shares of common stock for license fees valued at $50,000. The value was determined using the market value of the Company's stock at the date the agreement was signed.

In April and June 2001, the Company issued 30,000 and 15,000 shares of common stock for professional services rendered valued at $66,000 and $39,750, respectively. The value was determined using the market value of the Company's stock at the date of issuance.

In May and June 2001, the Company issued 1,159,200 shares of common stock in a private placement offering that resulted in gross proceeds of $1,159,200 net of $65,500 in fees and commissions.

During the six months ended June 30, 2001, the Company granted to each of its two officers 384,500 options to purchase shares of the Company's common stock and 115,500 warrants to purchase shares of the Company's common stock.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 3 - DEMAND NOTE - OFFICER AND ADVANCE TO OFFICERS:

In February 2001, the Company's Chief Executive Officer loaned the Company $100,000 to pay the license fee to Christina Aguilera. During the quarter ended June 30, 2001, $6,500 of this loan was repaid. The loan is payable on demand and accrues interest at 12%.

The Company also advanced $50,000 to a company that the Company's officers have an ownership interest. The advance is non-interest bearing.


NOTE  4   -      PROMISSORY NOTE:

On November 22, 2000, the Company issued a promissory note to an investor in the amount of $1,000,000. The note bears interest at 9.25% and was due on April 1, 2001. The holder of the note has the option of converting the note into a royalty participation certificate or converting into shares of the Company's common stock at a 20% discount. The note holder has advised the Company that it intends to convert this promissory note into a royalty participation certificate and is currently negotiating the terms with the Company.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 5 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2001 and 2000 because the effect would have been anti-dilutive:



                                                                  2001            2000
                                                              -----------     -----------
   Conversion of Series A preferred stock                          47,000          47,000
   Stock options issued to employees and consultants
       under the Company's stock option plan                    1,250,000         481,000
   Stock options issued outside of plan                            25,000          25,000
   Warrants issued with Series A preferred                         43,200          43,200
   Warrants issued to officers                                    231,000               -
   Warrants issued for services                                   200,000         200,000
   Warrants issued with notes                                     308,334         208,334
                                                              -----------     -----------
                                                                2,104,534       1,004,534
                                                              ===========     ===========

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

     This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "intends", "should", "could", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue", or the negative of such terms or other comparable terminology. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.


                              Results of Operations

During the six months ended June 30, 2001, we began selling the Claudia Schiffer and Michael Jordan edition of the Palm. Sales of the Claudia Schiffer edition Palm began in January 2001 and sales of the Michael Jordan Palm began in late June 2001. Sales of both the Claudia Schiffer and Michael Jordan edition of the Palm for the three and six months ended June 30, 2001 amounted to $49,357 and $226,866, respectively. We sold our entire inventory of the Claudia Schiffer edition during the six months ended June 30, 2001.

Cost of revenue for the three and six months ended June 30, 2001 was $40,612 and $188,043, respectively, which resulted in a gross margin percentage of 17.7% and 17.1%, respectively.

Product development costs for the three and six months ended June 30, 2001 were $52,237 and $281,495, respectively, compared to $456,043 and $623,343 for the same periods in 2000. The significant decrease in product development costs is a result of us spending less money on the development of our websites and producing content for our radio show as the focus of our business has changed over the past year.

General and administrative expenses for the three and six months ended June 30, 2001 were $522,718 and $635,392, respectively, compared to $381,948 and $635,119 for the same periods in 2000. The increase of $140,770 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, is a result of an increase in legal fees and an increase in salaries, travel and advertising related to the sales of the Michael Jordan Palm.

Interest expense for the three and six months ended June 30, 2001 were $29,653 and $69,951, respectively, compared to $4,625 and $12,309 for the same periods in 2000. The increase is due to interest on the $1,000,000 promissory note issued by us in November 2000.

                         Liquidity and Capital Resources


On November 22, 2000 we issued a $1,000,000 promissory note to an investor. The note bears interest at 9.25% and is due on April 1, 2001. The holder of the note has the option of converting the note into a royalty participation certificate or converting into shares of our common stock at a 20% discount. In addition, the holder of the note was issued two-year warrants to purchase 100,000 shares of our common stock.

In February 2001, our Chief Executive Officer loaned us $100,000 to pay the license fee to Christina Aguilera. The loan is payable on demand and accrues interest at 12%.

In May and June 2001, the Company issued 1,159,200 shares of common stock in a private placement offering that resulted in gross proceeds of $1,159,200 net of $65,500 in fees and commissions. The proceeds were used to purchase inventory of the Michael Joran edition of the Palm that we began selling in late June 2001, pay for advertising and marketing of the Michael Jordan Palm, pay legal and professional fees and pay the Tyra Banks litigation settlement.

We have incurred net losses since our inception of $10,135,535. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both. We have just recently begun to sell the Michael Jordan edition of the Palm and expect sales to significantly increase as we sell this product through various distribution chanels that we are currently in the process of establishing. During the six months ended June 30, 2001, we generated $226,886 in revenues from the sale of both the Claudia Schiffer and the Michael Jordan edition of the Palm.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

The outstanding judgment relating to the Tyra Bank settlement was paid in full during the quarter ended June 30, 2001.


Item 2.    Changes in Securities and Use of Proceeds

In May and June 2001, the Company issued 1,159,200 shares of common stock in a private placement offering that resulted in gross proceeds of $1,159,200 net of $65,500 in fees and commissions. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders


(1) The Company held an annual meeting of its shareholders on June 26, 2001 (the "Annual Meeting").

(2) The Annual Meeting involved the election of a director. The director elected at the meeting was Peter Klamka.

(3)  Two matters were voted on at the Annual Meeting, as follows:

     (1) The election of nominee Peter Klamka as Director of the Company until the next annual meeting.

          The votes were cast for this matter as follows:

                         FOR          AGAINST       ABSTAIN      WITHHOLD
                       ---------      -------       -------      --------

     Peter Klamka      2,823,264         0             0            0

     The nominee was elected a Director of the Company.

     (2) The ratification of the appointment of Stonefield Josephson, Inc. as the Company's independent auditors for the fiscal year ending December 31, 2001.

     The votes were cast for this matter as follows:

                         FOR          AGAINST       ABSTAIN      WITHHOLD
                       ---------      -------       -------      --------

                       2,823,264        0              0             0

     This matter was passed by the required majority of votes cast.

Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PTN Media, Inc.


                                        By: /s/ Peter Klamka
                                            ------------------------------------
                                                Peter Klamka
                                                Chief Executive Officer
                                                (Principal Executive and
                                                 Principal Accounting Officer)

Date:  August 17, 2001