Form 10QSB
period 2001-09-30
PTN MEDIA INC
filed 2001-11-19
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-24835
                             ----------------------
                            (Commission file number)

                                 PTN Media, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             38-3399098
 ------------------------------                             -----------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
                     --------------------------------------
                    (Address of principal executive offices)

                                 (734) 327-0579
                            -------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 6,376,161 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                 PTN Media, Inc.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2001     2

           Condensed Consolidated Statements of Operations for
           the three and nine months ended September 30, 2001 and 2000       3

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2001 and 2000                 4

           Notes to Condensed Consolidated Financial Statements             5-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-12

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                12

Item 2.    Change in Securities and Use of Proceeds                         12

Item 3.    Defaults Upon Senior Securities                                  12

Item 4.    Submission of Matters to a Vote of Security Holders              12

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  13

Part III.  EXHIBITS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PTN MEDIA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF SEPTEMBER 30, 2001
                                    (unaudited)

                                      ASSETS
CURRENT ASSETS:
     Cash                                                             $      6,275
     Accounts receivable                                                    34,416
     Inventory                                                             232,809
     Advance to officers                                                    50,000
     Prepaid expenses                                                       22,000
                                                                      ------------
TOTAL CURRENT ASSETS                                                       345,500
FIXED ASSETS, NET                                                           16,380
OTHER ASSETS                                                                 2,226
                                                                      ------------
TOTAL ASSETS                                                          $    364,106
                                                                      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $    182,529
     License fees payable                                                  200,000
     Short-term loans payable                                              191,250
     Notes payable                                                         400,000
                                                                      ------------
TOTAL CURRENT LIABILITIES                                                  973,779
                                                                      ------------

PROFIT PARTICIPATION OBLIGATION                                          1,000,000

COMMITMENTS AND CONTINGENCIES                                                 --
SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,350 shares issued and outstanding                          24
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 6,376,161 shares issued and outstanding                   6,376
     Additional paid-in capital                                          9,102,303
     Stockholder receivable                                               (156,300)
     Accumulated deficit                                               (10,562,076)
                                                                      ------------
TOTAL SHAREHOLDERS' DEFICIT                                             (1,609,673)
                                                                      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $    364,106
                                                                      ============


                  See accompanying notes to financial statements.

                                        2



                              PTN MEDIA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)



                                           For the Three                For the Nine
                                           Months Ended                 Months Ended
                                           September 30,                September 30,
                                   --------------------------    --------------------------
                                       2001           2000           2001           2000
                                   -----------    -----------    -----------    -----------
REVENUES                           $     3,844    $     1,507    $   230,710    $     4,805

COST OF REVENUES                         3,033           --          191,076           --
                                   -----------    -----------    -----------    -----------
GROSS PROFIT                               811          1,507         39,634          4,805
                                   -----------    -----------    -----------    -----------
EXPENSES:
      Product development               78,465        216,004        359,960        839,347
      General and administrative       234,697        441,081        870,089      1,076,200
                                   -----------    -----------    -----------    -----------
TOTAL EXPENSES                         313,162        657,085      1,230,049      1,915,547
                                   -----------    -----------    -----------    -----------
LOSS FROM OPERATONS                   (312,351)      (655,578)    (1,190,415)     1,910,742
                                   -----------    -----------    -----------    -----------

OTHER EXPENSES:
      Interest expense                (114,190)        (4,000)      (184,141)       (16,309)
                                   -----------    -----------    -----------    -----------
TOTAL OTHER EXPENSES                  (114,190)        (4,000)      (184,141)       (16,309)
                                   -----------    -----------    -----------    -----------

NET LOSS                           $  (426,541)   $  (659,578)   $(1,374,556)   $(1,927,051)
                                   ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER
COMMON SHARE                       $     (0.07)   $     (0.15)   $     (0.26)   $     (0.44)
                                   ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                  6,067,183      4,479,672      5,261,568      4,367,731
                                   ===========    ===========    ===========    ===========


                       See accompanying notes to financial statements.

                                              3



                           PTN MEDIA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                  For the Nine
                                                                  Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,374,556)   $(1,927,051)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                              10,704          8,443
      Warrants issued for financing costs                       99,317           --
      Issuance of shares for professional and legal fees       130,750           --
      Issuance of shares for license fees                       70,550        323,125
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                        (34,416)          --
    Inventory                                                 (232,809)          --
    Prepaid expenses                                            90,015        271,479
  Increase (decrease) in:
    Accounts payable and accrued expenses                        4,384        100,802
    License fees payable                                      (882,500)         3,000
                                                           -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (2,118,561)    (1,220,202)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                      (2,500)       (11,691)
  Advances to officers                                         (50,000)          --
  Security and other deposits paid                                --          (31,226)
                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (52,500)       (42,917)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from (paid to) officer                                 --          (26,000)
  Proceeds from exercise of warrants                              --            1,000
  Proceeds from notes payable                                  400,000           --
  Proceeds from sale of common stock of subsidiary                --          975,000
  Proceeds from private placement offerings, net             1,273,700      1,293,970
  Proceeds from note payable - officer                         100,000           --
  Repayment of note payable - officer                         (100,000)          --
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,673,700      2,243,970
                                                           -----------    -----------
INCREASE (DECREASE) IN CASH                                   (497,361)       980,851

CASH, BEGINNING OF PERIOD                                      503,636         46,539
                                                           -----------    -----------
CASH, END OF PERIOD                                        $     6,275    $ 1,027,390
                                                           ===========    ===========


See Notes 1, 2, 5 and 6 for supplemental non-cash investing and financing activities.

                    See accompanying notes to financial statements.

                                           4

                        PTN MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Company entered into a three-year, exclusive, worldwide license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness, image and endorsement in connection with our Palm, Inc. products. In addition to the standard features of Palm products, the Michael Jordan edition includes branding, identification and software applications that appeal to the market segment associated with Mr. Jordan. The Company is currently selling the Michael Jordan handheld device through the NBA Stores, on line through www.sportsline.com, www.sportsauthority.com, www.mvp.com and jordon.palm.com web sites, Michael Jordan restaurants, Modell's Sporting Goods, the nation's oldest, family-owned and operated, retailer of sporting goods, Tower Records' Washington, D.C. stores and car dealerships, department stores and traditional retail establishments. The Company also sells its products directly through www.jordanedition.com and at the MCI Center during Washington Wizards home games. The Company also sells Michael Jordan branded accessories for the Palm handheld series. The Jordan carrying cases are compatible with all m100 and m500 series.

The Company entered into a similar licensing agreement with supermodel Claudia Schiffer. The Company is selling Claudia Schiffer branded hand-held devices through ClaudiaSchiffer.com (www.claudiaschiffer.com) and through Palm, Inc.'s standard distribution channels.

The Company also entered into a similar licensing agreement with pop music artist Christina Aguilera and is currently developing products that will use Christina Aguilera's name and likeness to promote the sale of products. In connection with this agreement, the Company paid $100,000 in cash and issued Ms. Aguilera 25,000 shares of the Company's common stock valued at $50,000.

                        PTN MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY, continued:

In addition, in August 2001, the Company has entered into a license agreement with the Estate of Vince Lombardi that grants the Company the non-exclusive right to use Lombardi's image and quotations within and on the packaging of software for the Palm operating system. The Company paid $2,500 in connection with this agreement and agree to pay licensee $0.50 or 10% of standard wholesale price, which ever is greater, for all units sold.

The Company is also looking at other avenues to promote and sell electronic devices through license agreement with celebrities.

In July 1999, the Company formed, Fragrancedirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells fragrance products over the Internet. In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc.

The Company, since its inception, has incurred net losses of $10,562,076 and at September 30, 2001 current liabilities exceeded current assets by $628,279. In addition, the Company is delinquent on payments on certain notes payable and short-term loan agreements. The Company has relied on debt and equity financing to fund its operating activities. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and has begun to generate cash from the sale of Palm products. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations for the nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

                        PTN MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - COMMON STOCK AND STOCK OPTIONS:

In March and August 2001, the Company issued 25,000 and 15,000 shares of common stock for license fees valued at $50,000 and $20,550, respectively. The value was determined using the market value of the Company's stock at the date the agreement was signed.

In April, June and September 2001, the Company issued 30,000, 15,000 and 20,000 shares of common stock for professional services rendered valued at $66,000, $39,750 and $25,000, respectively. The value was determined using the market value of the Company's stock at the date of issuance.

In May and June 2001, the Company issued 1,159,200 shares of common stock in a private placement offering that resulted in gross proceeds of $1,159,200 net of $65,500 in fees and commissions. In addition, in September 2001, the Company issued 180,000 shares of common stock in a private placement offering that resulted in gross proceeds of $180,000.

In August 2001, three shareholder of the Company's subsidiary, Fragrancedirect.com, Inc., converted $522,000 of Fragrancedirect common stock into 173,999 shares of the Company's common stock.

During the quarter ended September 30, 2001, the Company issued 25,000 shares of common stock in exchange for $53,958 in accrued interest.

During the nine months ended September 30, 2001 the Company granted to each of its two officers 384,500 options to purchase shares of the Company's common stock and 115,500 warrants to purchase shares of the Company's common stock. In July 2001, one of the officers exercised 100,000 options and issued the Company a note in the amount of $156,300 as consideration for the exercise price.


NOTE 3 - RETURNED SALE

In late August 2001, a customer who ordered 300 Michael Jordan edition Palms in June 2001, returned 250 of the Palms that resulted in a reduction of revenue of $32,000 during the three months ended September 30, 2001. This customer resumed ordering products from us in smaller quantities. The Company establishes reserves for returns, but did not anticipate this large of a return. Excluding the return of these 250 units, our sales for the three months ended September 30, 2001 would have been $35,844.

                        PTN MEDIA, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 4 - DEMAND NOTE - OFFICER AND ADVANCE TO OFFICERS:

In February 2001, the Company's Chief Executive Officer loaned the Company $100,000 to pay the license fee to Christina Aguilera. The loan is payable on demand and accrues interest at 12%. As of September 30, 2001, this loan had been fully repaid.

The Company also advanced $50,000 to a company that the Company's officers have an ownership interest. The advance is non-interest bearing.


NOTE 5 - NOTES PAYABLE:

In August 2001, the Company issued two notes payable totaling $400,000. One of the notes is payable in 60 days and the other is payable in 14 days. These notes have not currently been repaid. In connection with the issuance of these two notes, the Company granted the note holders an aggregate of 80,000 warrants to purchase the Company's common stock at $1 per share. The Company has determined that the fair value of these warrants to be $99,317 and has recognized the expense in the accompanying statement of operations.


NOTE 6 - PROFIT PARTICIPATION OBLIGATION:

On November 22, 2000, the Company issued a promissory note to an individual in the amount of $1,000,000. The note bears interest at 9.25% and was due on April 1, 2001. During the quarter ended September 30, 2001, the note holder converted the full amount of the note into a profit participation obligation that provides for the holder to receive certain profits from the sale of the Claudia Schiffer Palm Pilot, the Michael Jordan Palm Pilot and any other celebrity branded Palm Pilot that the Company sells. The $1,000,000 profit participation obligation will be reduced as profits payments are made to the holder. In addition, the accrued interest on the note of $53,958 was converted into 25,000 shares of the Company's common stock.

                        PTN MEDIA, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 7 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2001 and 2000 because the effect would have been anti-dilutive:

                                                             2001         2000
                                                          ---------    ---------
  Conversion of Series A preferred stock                     47,000       47,000
  Stock options issued to employees and consultants
      under the Company's stock option plan               1,150,000      481,000
  Stock options issued outside of plan                       25,000       25,000
  Warrants issued with Series A preferred                    43,200       43,200
  Warrants issued to officers                               231,000         --
  Warrants issued for services                              200,000      200,000
  Warrants issued with notes                                388,334      208,334
  Warrants issued with note conversion                      300,000         --
                                                          ---------    ---------
                                                          2,384,534    1,004,534
                                                          =========    =========

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

                              Results of Operations

During the nine months ended September 30, 2001, we sold the Claudia Schiffer and Michael Jordan edition of the Palm. Sales of the Claudia Schiffer edition Palm began in January 2001 and sales of the Michael Jordan Palm began in late June 2001. Sales for the three and nine months ended September 30, 2001 amounted to $3,844 and $230,710, respectively. In late August 2001, a customer who ordered 300 Michael Jordan edition Palms in June 2001, returned 250 of the Palms that resulted in a reduction of revenue of $32,000 during the three months ended September 30, 2001. We establish reserves for returns, but did not anticipate this large of a return. Excluding the return of these 250 units, our sales for the three months ended September 30, 2001 would have been $35,844.

Cost of revenue for the three and nine months ended September 30, 2001 was $3,033 and $191,076, respectively, which resulted is a gross margin percentage of 21.1% and 17.2%, respectively. Cost of revenue for the three months was reduced by $27,080 as a result of the return of the 250 Michel Jordan edition Palms. Excluding the return of these 250 units, our gross margin for the quarter ended September 30, 2001 would have been 16.0%.

Product development costs for the three and nine month ended September 30, 2001 were $78,465 and $359,960, respectively, compared to $216,004 and $839,347 for the same periods in 2000. The significant decrease in product development costs is a result of us spending less money on the development of our websites and producing content for our radio shows.

General and administrative expenses for the three and nine months ended September 30, 2001 were $234,697 and $870,089, respectively, compared to $441,081 and $1,076,200 for the same periods in 2000. The decrease of $206,384 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 is a result of a decrease in legal fees and professional fees of approximately $117,000 and a decrease of approximately $110,000 in costs associated with our radio shows and fragrance line. The decrease of $206,111 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is a result of a decrease in legal fees and professional fees of approximately $267,000 offset by higher advertising cost incurred during the launch of the Jordan Palm which amounted to approximately $73,000.

Interest expense for the three and nine months ended September 30, 2001 was $114,190 and $184,141, respectively, compared to $4,000 and $16,309 for the same periods in 2000. The increase is due to interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate, and the financing charge associated with the issuance of 80,000 warrants in connection with the $400,000 in notes payable issued in August 2001.

                         Liquidity and Capital Resources

On November 22, 2000, we issued a promissory note to an individual in the amount of $1,000,000. The note bears interest at 9.25% and was due on April 1, 2001. During the quarter ended September 30, 2001, the note holder converted the full amount of the note into a profit participation obligation that provides for the holder to receive certain profits from the sale of the Claudia Schiffer Palm Pilot, the Michael Jordan Palm Pilot and any other celebrity branded Palm Pilot that we sell. The $1,000,000 profit participation obligation will be reduced as profits payments are made to the holder. In addition, the accrued interest on the note of $53,958 was converted into 25,000 shares of the Company's common stock.

In February 2001, our Chief Executive Officer loaned us $100,000 to pay the license fee to Christina Aguilera. The loan is payable on demand and accrues interest at 12%. As of September 30, 2001, the loan was repaid in full.

In May and June 2001, the Company issued 1,159,200 shares of common stock in a private placement offering that resulted in gross proceeds of $1,159,200 net of $65,500 in fees and commissions. The proceeds were used to purchase inventory of the Michael Jordan edition of the Palm that we began selling in late June 2001, pay for advertising and marketing of the Michael Jordan Palm, pay legal and professional fees and pay the Tyra Banks litigation settlement.

In addition, in September 2001, the Company issued 180,000 shares of common stock in a private placement offering that resulted in gross proceeds of $180,000.

We have incurred net losses since our inception of $10,562,076. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both. We are selling the Michael Jordan edition of the Palm and expect sales to significantly increase. We are currently selling this product through the NBA Stores, on line through www.sportsline.com, www.sportsauthority.com, www.mvp.com and http://jordon.palm.com web sites, Michael Jordan restaurants, Modell's Sporting Goods, the nation's oldest, family-owned and operated, retailer of sporting goods, Tower Records' Washington, D.C. stores and car dealerships, department stores and traditional retail establishments.



Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Change in Securities and Use of Proceeds

During the third quarter of 2001, the Company issued 180,000 shares of common stock in a private placement offering that resulted in gross proceeds of $180,000. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

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

                                            PTN Media, Inc.



                                            By:  /s/  Peter Klamka
                                               -------------------------------
                                                      Peter Klamka
                                                      Chief Executive and
                                                      Principal Accounting
                                                      Officer


Date:  November 19, 2001