Form 10KSB
period 2001-12-31
PTN MEDIA INC
filed 2002-04-16
CIK 1061169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                        Commission File Number: 000-24835

                                 PTN MEDIA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            38-3399098
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)


        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (734) 327-0579
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended December 31, 2001):
$277,725
--------

Aggregate market value of voting stock held by non-affiliates: $5,245,449
                                                              -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

6,524,161 common shares were outstanding as of December 31, 2001
---------

                                TABLE OF CONTENTS
                                -----------------

Part I.......................................................................  2


Item 1. Description of Business..............................................  2

Item 2. Description of Property..............................................  6

Item 3. Legal Proceedings....................................................  6

Item 4. Submission of Matters to a Vote of Security Holders..................  7


Part II......................................................................  8


Item 5. Market for Common Equity and Related Stockholder Matters.............  8

Item 6. Management's  Discussion and Analysis of Financial Condition......... 10

Item 7. Financial Statements................................................. 10

Item 8. Changes in and Disagreements with Accountants an Accounting and
        Financial Disclosure................................................. 10


Part III..................................................................... 11


Item 9. Directors, Executive Officers, Promoters and Control Persons......... 11

Item 10. Executive Compensation.............................................. 12

Item 11. Security Ownership of Certain Beneficial Owners and Management...... 14

Item 12. Certain Relationships and Related Transactions...................... 15

Item 13. Exhibits and Reports on Form 8-K.................................... 16


Signatures .................................................................. 17

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

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

                       Our Business in Hand-Held Computers

     We are a developer and marketer of hand-held electronic products. In 2000, we entered into an agreement with Palm, Inc., the maker of hand-held computing devices to create branded hand-held devices based on the Palm model. Our products also include Palm software, mobile phone covers, mobile phone handsets and mobile phone applications. We seek to sell our products through retailers such as the NBA Store, Michael Jordan's 23, Modell's Sporting Goods and Tower Records.

     Our products are manufactured by third parties, including Palm Inc. and Motorola, utilizing our designs and licensed images. We currently have licensing agreements with Michael Jordan, Christina Aguilera and the Estate of Vince Lombardi.

The Palm Vx-Michael Jordan Edition

     On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we plan that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan.

     We are currently in default on the license agreement with Mr. Jordan. We expect to cure this default in a timely manner, but there can be no assurance that we will be able to do so. The license agreement with Mr. Jordan provides that we pay Mr. Jordan a royalty equal to 12% of the proceeds from the sale of certain Palm Inc. branded products, but in no event less than an annual minimum royalty of $1,250,000, with $600,000 payable at the beginning of each year and $650,000 payable by the end of each year. We paid Mr. Jordan his minimum annual royalty of $1,250,000 for the year 2001 in two payments - - a payment of

$500,000 in December 2000 and $750,000 in 2001. However, as of the date hereof, we have only paid Mr. Jordan $300,000 toward the 2002 minimum royalty even though $600,000 was due as of the beginning of the year. Mr. Jordan's representatives have notified us that we are in default.

The Christina Aguilera Hand-Held Computers

     On February 19, 2001, we entered into a two year license with pop music artist Christina Aguilera granting us the right to use Ms. Aguilera's name, likeness and image in connection with the proposed-advertisement, promotion and sale of certain hand-held computers.

     The license agreement provides that we shall pay Ms. Aguilera a royalty equal to twelve percent (12%) of the proceeds from the sale of certain hand-held computers, but in no event less than an annual minimum royalty of $100,000. We also agreed to deliver shares of PTN Media, Inc. common stock equal to $50,000, based on the closing price of the common stock on February 19, 2001. We have paid Ms. Aguilera the minimum $100,000 and the required shares of common stock.

     We have entered into an agreement with Motorola, Inc. to sublicense our rights with respect to Ms. Aguilera to allow Motorola to manufacture certain accessories and applicatons to its Iden phones that include the image and sound recordings of Ms. Aguilera. We have amended our license agreement with Ms. Aguilera to permit this arrangement.

The Tony Stewart Hand-Held Palm Computers

     We have entered into a license agreement with Nascar race car driver Tony Stewart on November 16, 2001. The agreement permits us to utilize Mr. Stewart's image and likeness in connection with the handheld Palm computer. The license agreement requires 12% royalties and a $10,000 advance from the Company.

     Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motorsports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

                             Our Sources of Revenue

Sales of Branded Electronic Devices

     We derive our limited revenues substantially from the sale of Palm devices and mobile phones and covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers.

Sales of Accessories and Software

     We also sell Michael Jordan branded carrying cases for the Palm series of handheld computers. We also sell in CD format and via download, a single title for the Palm Operating System entitled "Strive to Excel." This is a collection of motivational quotes from the famed-football coach Vince Lombardi.

Sales of Mobile Applications

     We sell a Java based application for mobile phones called "Christina Everywhere." This product is available to Nextel subscribers that have the iDen services of phones.

     We also are seeking to sell mobile application software either via over the air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. We have entered into an agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

Marketing and Promotion

     We continually evaluate numerous ways to reach our potential customers and to promote our products. We intend to continue to promote our products through the following means:

     o On-site promotions. As an example, we have negotiated for in-game announcements during the NBA Washington Wizards home games highlighting the Jordan edition of the palm. Mr. Jordan is a member of the Washington Wizards.

     o Develop co-marketing and co-sales promotions. We participated during 2001 in the Nike sponsored Michael Jordan launch event which resulted in product sales to Nike.

     o Advertise our celebrity-branded phones and hand-held computers through traditional media such as radio, newspapers, magazines and television.

                      RISKS THAT MAY AFFECT FUTURE RESULTS

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

     We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2001, we had an accumulated deficit of $13,200,814. We expect to incur operating losses for the foreseeable future due to the significant expenses which we expect to incur in the continued development and marketing of the business we conduct. These expenses include substantial advance royalty payments that we have agreed to make to several models and celebrities in connection with license agreements.

     We have generated extremely limited revenues to date from the business we conduct and there can be no assurance that we will ever generate revenues from the business we conduct. We also expect to significantly increase our operating expenses to expand our sales and marketing operations, to fund greater levels of product development, and to develop other forms of revenue generating business and licensing of our proprietary materials to others.

We received an opinion from our accountants for the period ended December 31, 2001 which raised doubt about our ability to continue after such date as a going concern.

     Our consolidated financial statements for the year ended December 31, 2001, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2001 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

We need to raise additional funds to fund our business operations.

     We need to raise additional funds because our cash flows have proven to be insufficient to fund operations, including our obligations to pay minimum royalties under our licensing agreements. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. We may raise funds through equity or debt financings, depending on our opportunities. If we raise additional funds by issuing equity securities, this will further dilute the interests of our current stockholders. If we raise additional funds by issuing debt securities, we will be subject to the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that our existing stockholders will provide any portion of our future financing requirements.

     We may not be able to compete successfully in the hand-held device and operating system software markets. This would have a material adverse effect on or business, results of operations and financial condition.

     As we attempt to expand into the hand-held device and operating system software markets, our future growth will depend on the commercial success of our Michael Jordan and Christina Aguilera hand-held devices. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do. This will make it difficult for us to compete successfully in the hand-held device and operating system software markets.

The loss of our Chief Executive Officer's services would have a material adverse effect on us.

     Our success will be largely dependent on the efforts of Peter Klamka, our Chairman, President and Chief Executive Officer, and his ability to forge new relationships with celebrities and to maintain such relationships, as well as to oversee the development and maintenance of our products. Our success will also be highly dependent on Mr. Klamka's ability, as well as the ability of others employed by us, to obtain advertising placements consistent with the demographic characteristics of the users of our web sites. The loss of his services would have a material adverse effect on our business and prospects.

     We have not entered into an employment agreement with Mr. Klamka and Mr. Klamka has not entered into any agreement restricting his involvement in a business which competes with us. As a result, Mr. Klamka is an employee-at-will and has the right to leave us at any time. Mr. Klamka has informed us that he intends to devote a substantial portion of his working time to our business and that he also intends to devote a portion of his time to other business interests that do not compete with our business. In addition, Mr. Klamka is not restricted from entering into a competing business after the term of his employment with us; provided, however, that he would not be permitted to use proprietary information and trade secrets belonging to us. Our success will also be dependent upon our ability to hire and retain marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain additional qualified personnel.

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

ITEM 3.   LEGAL PROCEEDINGS.

Arbitration filed by well-known model Tyra Banks

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

     On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution the Web site License Agreement and Calendar Agreement between Ms. Banks and the Company, and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Web site Agreement of $370,000 and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Web site Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June, 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August, 2000. During 2001, the Company paid this settlement in full.

The Loni Z. Buck Matter

     The Company is currently involved in litigation entitled Loni Z. Buck f/s/a Loni Z. Spurkeland v. PTN Media, Inc. A Summons and Complaint was filed by Loni
Z. Buck on or about May 12, 2001 in the Supreme Court of the State of New York County of New York seeking $67,750.00 in damages related to an investment in the Company. The parties to this action are involved in settlement negotiations at this time.

The Global Financial Press Matter

     The Company was also involved in a litigation involving corporate printing fees entitled Global Financial Press, Inc v. Peter Klamka and PTN Media, Inc. in the Eastern District of Pennsylvania Bankruptcy Court. This matter was settled on or about February 6, 2002 for $18,542.75.

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

                                   Price Range
                                   -----------
                                                  High        Low
                                                  ----        ---
Calendar Year 2001
------------------
First Quarter.................................... $4.31      $1.13

Second Quarter .................................. $3.80      $1.38

Third Quarter.................................... $2.75      $1.15

Fourth Quarter .................................. $1.80      $1.01

Calendar Year 2000
------------------
First Quarter....................................$15.06      $5.25

Second Quarter ..................................  9.75       3.00

Third Quarter....................................  4.97       3.25

Fourth Quarter ..................................  3.88       1.06


     (b) Recent Sales of Unregistered Securities.

     In August 2001, the Company issued two promissory notes in a private placement totaling $400,000. One such note was payable in September 2001 and the other was payable in October 2001. These notes have not been repaid as of the date hereof. In connection with these notes, we also granted a total of 80,000 warrants to purchase the Company's common stock at $1 per share. The Company has determined the fair value of these warrants to be $99,317.

     In 2001, the Company issued 115,000 shares of its common stock in a private placement for professional services valued at $213,750. Additionally, in 2001, the Company issued 40,000 shares of its common stock for license fees valued at $70,550.

     For the entire year of 2001, the Company issued 1,437,200 shares of its common stock in private placements for net proceeds of $1,371,700.

     From January 1, 2002 through February 28, 2002, the Company has issued 460,250 shares of its common stock in private placement offerings with net proceeds to the Company of $460,250.

     (c) Holders. As of March 31, 2002, there were approximately 110 record holders of the Company's Common Stock.

     (d) Dividends. The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

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

General

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole purpose of changing the domicile of the company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. We were in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 since our inception to December 31, 2000 and had accumulated a deficit while in the development stage of $9,187,520. Effective January 1, 2001, we were no longer considered to be in the development stage as we began selling our Claudia Schiffer edition of the Palm.

We are a developer and marketer of hand-held electronic products. In 2000, we entered into an agreement with Palm, Inc., the maker of hand-held computing devices to create branded hand-held devices based on the Palm model. Our products also include Palm software, mobile phone covers, mobile phone handsets and mobile phone applications. We seek to sell our products through retailers such as the NBA Store, Michael Jordan's 23, Modell's Sporting Goods and Tower Records. Our products are manufactured by third parties, including Palm Inc. and Motorola, utilizing our designs and licensed images. We currently have licensing agreements with Michael Jordan, Christina Aguilera and the Estate of Vince Lombardi.

Since our inception, we have incurred net losses of, $13,200,814 and at December 31, 2001 current liabilities exceeded current assets by $2,084,118. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products in 2002.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we plan that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan.

We are currently in default on the license agreement with Mr. Jordan. We expect to cure this default in a timely manner, but there can be no assurance that we will be able to do so. The license agreement with Mr. Jordan provides that we pay Mr. Jordan a royalty equal to 12% of the proceeds from the sale of certain Palm Inc. branded products, but in no event less than an annual minimum royalty of $1,250,000, with $600,000 payable at the beginning of each year and $650,000 payable by the end of each year. We paid Mr. Jordan his minimum annual royalty of $1,250,000 for the year 2001 in two payments - - a payment of $500,000 in December 2000 and $750,000 in 2001. However, as of the date hereof, we have only paid Mr. Jordan $300,000 toward the 2002 minimum royalty even though $600,000 was due as of the beginning of the year. Mr. Jordan's representatives have notified us that we are in default.

On February 19, 2001, we entered into a two year license with pop music artist Christina Aguilera granting us the right to use Ms. Aguilera's name, likeness and image in connection with the proposed-advertisement, promotion and sale of certain hand-held computers.

The license agreement provides that we shall pay Ms. Aguilera a royalty equal to twelve percent (12%) of the proceeds from the sale of certain hand-held computers, but in no event less than an annual minimum royalty of $100,000. We also agreed to deliver shares of PTN Media, Inc. common stock equal to $50,000, based on the closing price of the common stock on February 19, 2001. We have paid Ms. Aguilera the minimum $100,000 and the required shares of common stock.

Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motorsports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.


                              Results of Operations

During the year ended December 31, 2001, we sold the Claudia Schiffer and Michael Jordan edition of the Palm. Sales of the Claudia Schiffer edition Palm began in January 2001 and sales of the Michael Jordan Palm began in late June 2001. Sales for the year ended December 31, 2001 amounted to $277,725. Sales for the year ended December 31, 2000 were not significant. As of December 31, 2001, we had approximately 1,500 units of the Michael Jordan edition of the Palm in inventory that we expect to sell in 2002.

Cost of revenue for the year ended December 31, 2001 was $234,375 that resulted is a gross margin percentage of 15.6%. There was no cost of revenue in 2000 since sales for that year were not significant.

Product development costs for the year ended December 31, 2001 was $1,637,142 compared to $3,007,539 for the same period in 2000. The significant decrease in product development costs is a result of us spending less money on the development of our websites and producing content for our radio shows.

General and administrative expenses for the year ended December 31, 2001 was $1,743,268 compared to $1,548,942 for the same period in 2000. The increase of $194,326 for the year ended December 31, 2001 compared to the year ended December 31, 2000 is a result of an increase in advertising and travel related to the promotion of the Michael Jordan edition of the Palm, an increase in salaries and benefits as a result of hiring additional personnel offset by a decrease in legal fees and professional fees as a result of the settlement of the Tyra Banks lawsuit.

Interest expense and financing costs for the year ended December 31, 2001 was $676,234 compared to $158,934 for the same period in 2000. The increase is due to interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate, the financing charge associated with the issuance of 200,000 warrants issued in connection with the conversion of this promissory note into a profit participation certificate, and the financing charge associated with the issuance of 80,000 warrants in connection with the $400,000 in notes payable issued in August 2001.

                         Liquidity and Capital Resources

On November 22, 2000, we issued a promissory note to an individual in the amount of $1,000,000. The note bears interest at 9.25% and was due on April 1, 2001. During the year ended December 31, 2001, the note holder converted the full amount of the note into a profit participation obligation that provides for the holder to receive 7.5% of the profits from the sale of the Claudia Schiffer Palm Pilot, the Michael Jordan Palm Pilot and any other celebrity branded Palm Pilot that we sell. The $1,000,000 profit participation obligation will be reduced as profits payments are made to the holder. In addition, the accrued interest on the note of $53,958 was converted into 25,000 shares of the Company's common stock.

In February 2001, our Chief Executive Officer loaned us $100,000 to pay the license fee to Christina Aguilera. The loan is payable on demand and accrues interest at 12%. The loan was repaid in full.

In 2000, we raised net proceeds of $1,293,970 in private placement offerings of our common stock and we also raised $975,000 in a private placement offering of the common stock of our wholly owned subsidiary, Fragrance. In addition, in 2001, we raised net proceeds of $1,371,700 in private placement offerings of our common stock.

We have incurred net losses since our inception of $13,200,814. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.


ITEM 7.   FINANCIAL STATEMENTS.

     Our consolidated financial statements, including the notes thereto and the report of independent accountants thereon, begin on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE.

     None.

                                   PART III.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     (a) Directors and executive officers of the Company:

Directors and Executive Officers

     Our directors and executive officers are as follows:

         NAME                     AGE                    POSITION
         ----                     ---                    --------

     Peter Klamka...........       33        Chairman of the Board, President,
                                             Chief Executive Officer, Treasurer
                                             and Secretary

     Chris Giordano.........       46        Chief Operating Officer

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


Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, our directors and executive officers are required to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company.
Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2001, all of our executive officers and directors complied with the requirements of Section 16(a).


ITEM 10.  EXECUTIVE COMPENSATION.

       The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended December 31, 2001. No executive officer received annual compensation in excess of $100,000.

                           Summary Compensation Table


                                                                         Long Term
                                                                        Compensation
         Name and                                                        Securities
         Principal Position    Year     Salary($)     Bonus($)     Underlying Options(#)
         ------------------    ----     ---------     --------     ---------------------
         Peter Klamka          2001         $0                0         384,500
         Chief Executive       2000         $0                0               0
         Officer               1999    $45,000                0         250,000


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
Chief Executive
Officer

-----------------------

(1)  Mr. Klamka and Mr. Giordano were each granted options to purchase 384,500 shares of the Company's Common Stock and warrants to purchase 115,000 shares of the Company's Common Stock during the fiscal year ended
     December 31, 2001.

                                       13



 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                  Values Table

                                                Number of
                                                Unexercised       Value of
                                                Options at        Unexercised
                   Shares                       FY-End (#)        In-The-Money
                   Acquired on     Value        Exercisable/      Options at FY-End ($)
Name               Exercise (#)    Realized     Unexercisable     Exercisable/Unexercisable
----               ------------    --------     -------------     -------------------------
Peter Klamka            0             0            750,000 / 0            $0 / $0
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

                                       14

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

                            Shares Beneficially Owned
                            -------------------------

Name and Address                  Number of Shares
Of Beneficial Owner               Beneficially Owned        Percent of Class (1)
-------------------               ------------------        --------------------


Peter Klamka(2)                 2,849,674(3)                       40.6%
Chris H. Giordano(2)            1,026,000(4)                       14.6%
Claudia Schiffer(5)               269,682                           4.1%
American Nortel(6)                400,000                           6.1%

All directors and executive
officers as a group (2 persons)   3,777,414                        50.2%


(1)  Based on 6,524,161 shares outstanding as of December 31, 2001.

(2)  Mr. Klamka's and Mr. Giordano's address is the same as that of the Company.

(3) Includes 750,000 currently exercisable options to purchase 750,000 shares of the Company's common stock, and 115,500 currently exercisable warrants to purchase 115,500 shares of the Company's common stock.

(4) Includes 509,500 currently exercisable options to purchase 509,500 shares of the Company's common stock, and 115,500 currently exercisable warrants to purchse 115,500 shares of the Company's common stock.

(5) Ms. Schiffer's business address is c/o Peter Klamka, 455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108.

(6) American Nortel's address is 7201 East Camelback Road, Suite 320, Scottsdale, Arizona 85251.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 1997, Mr. Klamka purchased 2,117,008 shares of our Common Stock for an aggregate purchase price, paid by delivery of a promissory note of $2,117.01. In June 1997 Chris Giordano purchased 540,340 shares of our Common Stock for an aggregate purchase price, paid by delivery of a promissory note, of $540.34. In June 1997 Michael Giordano purchased 300,000 shares of our Common Stock for an aggregate purchase price, paid by delivery of a promissory note, of $300.00. All three promissory notes have been paid in full. Messrs. Klamka, Chris Giordano and Michael Giordano are each deemed to be founders and promoters of the Company.

     In April 1998, Mr. Klamka provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000, and in November and December 1998, further increases to $1,000,000 were authorized. Loans drawn on the credit line bear interest at a rate of 9% per annum from the date they are made and are payable by May 2001. Monies loaned were used to make certain payments to Niki Taylor's company, to provide a payment required under the Calendar Agreement with Claudia Schiffer, and for working capital. In January 2000 the then current balance of $548,500 owed to Mr. Klamka was converted into 110,000 shares of Common Stock.

     During the years ended December 31, 2001 and 2000, the Company paid Birchwood Capital Advisors Group, Inc. $103,000 and 62,500, respectively, in commissions in connection with monies raised for the Company and for investor relations. Chris Giordano, our Chief Operating Officer, is an officer of Birchwood Capital Advisors Group, Inc.

     During the year ended December 31, 2000, Mr. Giordano exercised 100,000 options to purchase the Company's common stock and executed a note payable in favor of the Company with a principal amount of $156,300.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit
Number                              Description

3.1(1) Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998.

3.2(1)         By-Laws of PTN Media, Inc.

4.2(2)         PTN Media, Inc. 2000 Stock Option Plan

10.1(3)        Amendment to Palm, Inc. and PTN Media, Inc. Agreement of October
               5, 2000

10.2(3) License Agreement dated February 19, 2001 between 3 Wishes Production f/s/o Christina Aguilera and PTN Media, Inc.

10.3(4)        General Agreement dated July 28, 2000, between PTN Media, Inc.
               and NeoHand, Inc . 10.4(4) Partnering Agreement dated October 27, 2000, between PTN Media, Inc. and TWEC.com, LLC

10.5(4) Palm, Inc. OEM Partner Agreement dated October 5, 200, between PTN Media, Inc. and Palm, Inc.

10.6(4) Merchant and Partner Network Agreement dated May 8, 2000, between PTN Media, Inc. and Dynamic Trade Inc.

10.7(5)        License Agreement dated January 4, 2001 between PTN Media, Inc.
               and Michael Jordan

10.8(6)        License Supply and Distributor Agreement between PTN Media, Inc.
               and Motorola, Inc. dated February 25, 2002

10.9(6)        License Amendment between PTN Media, Inc. and Christina Aguilera

21.1(6)        List of PTN Media, Inc. Subsidiaries

23.1(6)        Consent of Independent Certified Public Accountants
---------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File #333-51933).

(2) Incorporated by reference from the Company's Definitive Proxy Statement filed on July 24, 2000.

(3) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 filed on December 11, 2000.

(5)  Incorporated by reference from the Company's Form 8-K filed January 9,
     2001.

(6)  Filed herewith.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PTN MEDIA, INC.

                                            /s/  Peter Klamka
                                            -----------------------------------
                                                 Peter Klamka
                                                 Chairman, President, Secretary
                                                 and Chief Executive Officer


     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                             Date
-----------------                                             ----

/s/  Peter Klamka                                             April 15, 2002
-----------------------------
Name:     Peter Klamka
Title:    Chairman, President, Secretary
          and Chief Executive Officer
          (Principal Executive Officer and
          Principal Financial and Accounting
          Officer)

                                 PTN MEDIA, INC.
                          INDEX TO FINANCIAL STATEMENTS




                                                                         Page(s)
                                                                         -------

INDEPENDENT AUDITORS' REPORTS

     Report on Financial Statements for the Years ended
         December 31, 2001 and 2000                                        F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2001                    F-4

     Consolidated Statements of Operations for the Years Ended
         December 31, 2001 and 2000                                        F-5

     Consolidated Statements of Shareholders' Deficit for the
         two years Ended December 31, 2001                                 F-6

     Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001 and 2000                                        F-8

     Notes to Consolidated Financial Statements                            F-10

                        PTN MEDIA, INC. AND SUBSIDIARIES
                        --------------------------------




                                      INDEX


                                                                         Page(s)
                                                                         -------

INDEPENDENT AUDITORS' REPORT

     Report on financial statements for the years ended
        December 31, 2001 and 2000                                          F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2001                     F-3

     Consolidated Statements of Operations for the Years
        Ended December 31, 2001 and 2000                                    F-4

     Consolidated Statements of Changes in Shareholders'
        Deficit for the two years ended December 31, 2001                   F-5

     Consolidated Statements of Cash Flows for Years
        Ended December 31, 2001 and 2000                                    F-6

     Notes to Consolidated Financial Statements                             F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Shareholders
PTN Media, Inc.

We have audited the accompanying consolidated balance sheet of PTN Media, Inc. and subsidiaries as of December 31, 2001, and the related statements of operations, shareholders' (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTN Media, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses since its inception and has experienced severe liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ STONEFIELD JOSEPHSON, INC.
                                      ------------------------------
                                      STONEFIELD JOSEPHSON, INC.
                                      Certified Public Accountants


Santa Monica, California
April 9, 2002

                        PTN MEDIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   - ASSETS -

                                                                   December 31,
                                                                       2001
                                                                   ------------

CURRENT ASSETS:
     Cash                                                          $     14,022
     Accounts receivable, net of allowance of $6,000                     13,203
     Other receivables                                                   45,576
     Inventory                                                          132,748
     Advance to officers                                                 50,000
     Deposits and prepaid expenses                                       14,726
                                                                   ------------
TOTAL CURRENT ASSETS                                                    270,275

FIXED ASSETS - NET                                                       12,812
OTHER ASSETS                                                              2,226
                                                                   ------------
TOTAL ASSETS                                                       $    285,313
                                                                   ============

                   - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable                                              $    185,642
     Accrued expenses                                                    50,421
     Accrued interest                                                    77,080
     License fee payable                                              1,450,000
     Notes payable                                                      591,250
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             2,354,393
                                                                   ------------

PROFIT PARTICIPATION OBLIGATION                                       1,000,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $0.01 par value;
         1,000,000 shares authorized,
         2,350 shares issued and outstanding                                 24
     Common stock, $0.001 par value;
         10,000,000 shares authorized,
         6,524,161 shares issued and outstanding                          6,524
     Additional paid-in capital                                      10,281,486
     Shareholder receivable                                            (156,300)
     Accumulated deficit                                            (13,200,814)
                                                                   ------------
TOTAL SHAREHOLDERS' DEFICIT                                          (3,069,080)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    285,313
                                                                   ============


                             See accompanying notes.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------

REVENUE                                            $   277,725      $     5,613

COST OF REVENUE                                        234,375             --
                                                   -----------      -----------

GROSS PROFIT                                            43,350            5,613
                                                   -----------      -----------

OPERATING EXPENSES:
   Product development                               1,637,142        3,007,539
   General and administrative expenses               1,743,268        1,548,942
                                                   -----------      -----------

TOTAL OPERATING EXPENSES                             3,380,410        4,556,481
                                                   -----------      -----------

LOSS FROM OPERATIONS                                (3,337,060)      (4,550,868)
                                                   -----------      -----------

INTEREST EXPENSE AND FINANCING COSTS                  (676,234)        (158,934)
                                                   -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES              (4,013,294)      (4,709,802)

PROVISION FOR INCOME TAXES                                --               --
                                                   -----------      -----------

NET LOSS                                           $(4,013,294)     $(4,709,802)
                                                   ===========      ===========

BASIC AND DILUTED
   LOSS PER COMMON SHARE                           $     (0.72)     $     (1.06)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED            5,563,580        4,431,781
                                                   ===========      ===========


                             See accompanying notes.



                                        PTN MEDIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                             Preferred Stock                 Common Stock
                                                      ----------------------------    ---------------------------
                                                         Shares          Amount          Shares         Amount
                                                      ------------    ------------    ------------   ------------
Balance, December 31, 1999                                   5,600    $         56       4,049,862   $      4,050

Shares issued in exchange for
  loan payable and accrued interest                           --              --           110,000            110
Shares issued in payment of professional fees                 --              --             9,500              9
Shares issued in payment of license fees                      --              --            61,600             62
Exercise of warrants                                          --              --             1,000              1
Conversion of Series A preferred to common                  (3,250)            (32)         65,000             65
Waiver of compensation payable                                --              --              --             --
Shares issued in private placements, net                      --              --           336,000            336
Fair value of warrants issued in
  connection with promissory note                             --              --              --             --
Shares of common stock issued
  in connection private placement
  of shares of Fragrancedirect.com, net                       --              --              --             --
Net loss for year                                             --              --              --             --
                                                      ------------    ------------    ------------   ------------
Balance, December 31, 2000                                   2,350              24       4,632,962          4,633

Shares issued in exchange for accrued interest                --              --            25,000             25
Shares issued in payment of professional fees                 --              --           115,000            115
Shares issued in payment of license fees                      --              --            40,000             40
Exercise of options for note receivable                       --              --           100,000            100
Shares issued in exchange for Fragrancedirect stock           --              --           173,999            174
Waiver of compensation payable                                --              --              --             --
Shares issued in private placements, net                      --              --         1,437,200          1,437
Fair value of warrants issued in
  connection with notes payable                               --              --              --             --
Fair value of warrants issued in connection
  with conversion of promissory note to
  profit participation obligation                             --              --              --             --
Fair value of warrants issued in
  connection with professional services                       --              --              --             --
Net loss for year                                             --              --              --             --
                                                      ------------    ------------    ------------   ------------
Balance, December 31, 2001                                   2,350    $         24       6,524,161   $      6,524
                                                      ============    ============    ============   ============

Table continues on following page.



                                        PTN MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT, continued


                                                       Additional
                                                        Paid-in        Shareholder    Accumulated        Total
                                                        Capital        Receivable        Deficit       (Deficit)
                                                      ------------    ------------    ------------    ------------

Balance, December 31, 1999                            $  3,954,175    $       --      $ (4,477,718)   $   (519,437)

Shares issued in exchange for
  loan payable and accrued interest                        498,642            --              --           498,752
Shares issued in payment of professional fees               34,116            --              --            34,125
Shares issued in payment of license fees                   324,938            --              --           325,000
Exercise of warrants                                           999            --              --             1,000
Conversion of Series A preferred to common                     (33)           --              --              --
Waiver of compensation payable                             100,000            --              --           100,000
Shares issued in private placements, net                 1,293,634            --              --         1,293,970
Fair value of warrants issued in
  connection with promissory note                          138,000            --              --           138,000
Shares of common stock issued
  in connection private placement
  of shares of Fragrancedirect.com, net                    975,000            --              --           975,000
Net loss for year                                             --              --        (4,709,802)     (4,709,802)
                                                      ------------    ------------    ------------    ------------
Balance, December 31, 2000                               7,319,471            --        (9,187,520)     (1,863,392)

Shares issued in exchange for accrued interest              53,933            --              --            53,958
Shares issued in payment of professional fees              213,635            --              --           213,750
Shares issued in payment of license fees                    70,510            --              --            70,550
Exercise of options for note receivable                    156,200        (156,300)           --              --
Shares issued in exchange for Fragrancedirect stock           (174)           --              --              --
Waiver of compensation payable                             100,000            --              --           100,000
Shares issued in private placements, net                 1,370,263            --              --         1,371,700
Fair value of warrants issued in
  connection with notes payable                             99,317            --              --            99,317
Fair value of warrants issued in connection
  with conversion of promissory note to
  profit participation obligation                          491,331            --              --           491,331
Fair value of warrants issued in
  connection with professional services                    407,000            --              --           407,000
Net loss for year                                             --              --        (4,013,294)     (4,013,294)
                                                      ------------    ------------    ------------    ------------
Balance, December 31, 2001                            $ 10,281,486    $   (156,300)   $(13,200,814)   $ (3,069,080)
                                                      ============    ============    ============    ============


                                             See accompanying notes.

                                                   F-5 (Con't)


                           PTN MEDIA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended December 31,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------

Cash flows from operating activities:
   Net loss                                                  $(4,013,294)   $(4,709,802)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation of fixed assets                               14,272         11,906
       Warrants and shares issued for professional and
         legal fees                                              620,750         34,125
       Waiver of compensation payable                            100,000        100,000
       Shares issued for license fees and production costs        70,550        325,000
       Fair value of warrants issued in connection with
         promissory note                                          99,317        138,000
       Fair value of warrants issued in connection with
         conversion of promissory note to profit
         participation obligation                                491,331           --
   Changes in operating assets and liabilities:
     Increase in receivables                                     (58,779)          --
     Increase in inventory                                      (132,748)          --
     Decrease in deposits and prepaid expenses                    97,289        603,610
     Increase in accounts payable and accrued expenses           134,998         41,705
     Increase in license fees payable                            367,500        682,500
                                                             -----------    -----------

Net cash used in operating activities                         (2,208,814)    (2,772,956)
                                                             -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                       (2,500)       (11,691)
   Advance to officers                                           (50,000)          --
   Security deposit (paid) refunded                                 --           (2,226)
                                                             -----------    -----------

Net cash used in investing activities                            (52,500)       (13,917)
                                                             -----------    -----------

Cash flows from financing activities:
   Loans paid to officer                                            --          (26,000)
   Proceeds from notes payable                                   400,000           --
   Proceeds from promissory note                                    --        1,000,000
   Proceeds from exercise of warrants                               --            1,000
   Proceeds from sale of common stock of subsidiary                 --          975,000
   Proceeds from sale of common and preferred stock, net       1,371,700      1,293,970
                                                             -----------    -----------

Net cash provided by financing activities                      1,771,700      3,243,970
                                                             -----------    -----------

Increase (decrease) in cash                                     (489,614)       457,097

Cash, beginning of period                                        503,636         46,539
                                                             -----------    -----------

Cash, end of period                                          $    14,022    $   503,636
                                                             ===========    ===========

                                See accompanying notes.

                                          F-6

                        PTN MEDIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


                                                       Year Ended December 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------   -------------

Supplemental disclosures of cash flow information

       Interest paid                                $       --     $        --
                                                    ============   =============

       Income taxes paid                            $       --     $        --
                                                    ============   =============

Supplemental disclosures of non-cash investing and financing activities

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

     During 2001, (i) the Company converted $53,958 of accrued interest in exchange for 25,000 shares of common stock, (ii) the Company issued 115,000 shares of common stock for legal and professional services valued at $213,750, (iii) the Company issued 40,000 shares of common stock for license fees valued at $70,550, (iv) the Company issued 173,999 shares of common stock in exchange for 173,999 shares of Fragrancedirect.com, Inc. common stock valued resulting in PTN's ownership increasing from 83% to 89%, (v) the Company issued 80,000 warrants in connection with two notes payable whose fair value is estimated to be $99,317, (vi) the Company issued 400,000 warrants in connection with professional services whose fair value is estimated to be $407,000, (vii) the Company issued 200,000 warrants in connection with the conversion of a $1,000,000 promissory note into a profit participation obligation whose fair value is estimated to be $491,331, (viii) the Company recognized additional paid in capital of $100,000 related to the waiver of payment of compensation by the Company's CEO, and (ix) the Company issued 100,000 shares of common stock pursuant to the exercise of an employee stock option in exchange for a note receivable of $156,300.

                             See accompanying notes.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


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

     The Company is a developer and marketer of hand-held electronic products. In 2000, the Company entered into an agreement with Palm, Inc., the maker of hand-held computing devices to create branded hand-held devices based on the Palm model. The Company's products also include Palm software, mobile phone covers, mobile phone handsets and mobile phone applications.

     In July 1999, the Company formed, FragranceDirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells fragrance products over the Internet.

     In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc. There was no activity in this subsidiary during the year ended December 31, 2001.

     The Company, since its inception, has incurred net losses of, $13,200,814 and at December 31, 2001 current liabilities exceeded current assets by $2,084,118. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2000, the Company raised net proceeds of $1,293,970 in private placement offerings of its common stock and the Company also raised $975,000 in a private placement offering of the common stock of its wholly owned subsidiary, Fragrance. The Company also raised $1,000,000 in 2000 by issuing a promissory note. In addition, in 2001, the Company raised net proceeds of $1,371,700 in private placement offerings of its common stock. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2002.

     The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation:
     ----------------------------

     The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Fragrance and wholly owned subsidiary PTN Wireless, Inc. All intercompany accounts and transactions have been eliminated.

     Estimates:
     ----------

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statements of Cash Flows:
     -------------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     Inventory
     ---------

     Inventory consists principally of products purchased for resale and are stated at the lower of cost (determined by the first-in, first-out method) or market.

     Fixed Assets:
     -------------

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

     Revenue Recognition:
     --------------------

     The Company generates revenue from the sale of products on its web sites and through other channels. The Company recognizes revenue for these product sales when the product is shipped to the customer. Shipping and handling cost are recorded as revenue.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     Royalties/License Fees:
     -----------------------

     Royalties/license fees paid under the terms of license agreements entered into are charged to expense in accordance with the terms of the agreements. Any guaranteed minimum payments will be amortized over the period of the license agreement.

     The Company has expensed the guaranteed minimum royalties upon execution of the license agreements since there is no assurance that the Company will be able to derive significant revenues such that the royalties due will exceed the minimum annual royalty payment. See also Note 4.

     Income Taxes:
     -------------

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

     Stock Based Compensation:
     -------------------------

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

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     Earnings (Loss) Per Share:
     --------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31 2001 and 2000 because the effect would have been anti-dilutive:

                                                             2001         2000
                                                           ---------   ---------
       Conversion of Series A preferred stock                 47,000      47,000
       Stock options issued to employees and consultants
           under the Company's stock option plan           1,150,000     481,000
       Stock options issued outside of plan                   25,000      25,000
       Warrants issued with Series A preferred                  --        43,200
       Warrants issued to officers                           231,000        --
       Warrants issued for services                          600,000     200,000
       Warrants issued with notes                            235,000     308,334
       Warrants issued with note conversion                  200,000        --
                                                           ---------   ---------
                                                           2,488,000   1,104,534
                                                           =========   =========


     See Note 13 for issuance of additional shares of common stock subsequent to December 31, 2001.

     Fair Value of Financial Instruments:
     ------------------------------------

     The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and license fees payable, the carrying amounts approximate fair value due to their short maturities. The amounts shown for short-term loans also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Comprehensive Income:
     ---------------------

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

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     Recently Issued Accounting Pronouncements:
     ------------------------------------------

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary. The Company adopted SFAS No. 141 on July 1, 2001 which had no impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and does not expect adoption of SFAS No. 142 to have a material impact its financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     Minority Interest:
     ------------------

     Minority interest represents the minority shareholders' proportionate share of the equity of Fragrance. During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Fragrance. Fragrance, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Fragrance had a negative carrying value. The increase in capitalization of Fragrance resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Fragrance. Accordingly, the Company has accounted for the change in its proportionate share of Fragrance's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements. During 2001, three of the Fragrance shareholders exchanged 173,999 shares of Fragrance common stock for 173,999 shares of the Company's common stock. The accompanying consolidated financial statements do not reflect a minority interest liability as of December 31, 2001 as Fragrance, on a stand-alone basis, had a shareholders' deficit as of such date. The accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000 do not reflect the minority interest's share of Fragrance's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

     Concentration of Credit Risk:
     -----------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high-credit, quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2001, there were no uninsured portions of the balances held at these financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 3 - FIXED ASSETS:

     Fixed assets at December 31, 2001 consisted of the following:

                                                                    2001
                                                                  -------

       Computer equipment                                         $41,994
       Furniture and fixtures                                       3,452
                                                                  -------
                                                                   45,446
           Less accumulated depreciation                           32,634
                                                                  -------
                Total                                             $12,812
                                                                  =======


     Depreciation expense for the years ended December 31, 2001 and 2000 was $14,272 and $11,906, respectively.

NOTE 4 - LICENSE FEES PAYABLE:

     A summary of the guaranteed minimum payments as of December 31, 2001, is as follows:

                                                                      Balance
                                      Guaranteed        Less         Owed as of
                                        Minimum        Amounts        December
                                       Royalties        Paid          31, 2001
                                      -----------    -----------    -----------
       Tyra Banks Web Site            $   100,000    $  (100,000)   $      --
       Tyra Banks Calendar                100,000       (100,000)          --
       Claudia Schiffer Web Site        1,200,000     (1,000,000)        200,000
       Chely Wright Web Site              125,550       (125,550)          --
       Mandy Moore Web Site               137,500       (137,500)          --
       Daisy Fuentes Host Agreement        75,000        (75,000)          --
       Michael Jordan Palm License      2,500,000     (1,250,000)      1,250,000
       Christina Aguilera License         150,000       (150,000)          --
                                      -----------    -----------    -----------
                                      $ 4,388,050    $(2,938,050)   $ 1,450,000
                                      ===========    ===========    ===========


     In January 1998, the Company entered into a License Agreement (the "Agreement") with an entity controlled by model Tyra Banks pursuant to which Ms. Banks would host the Company's next web site under terms similar to that negotiated with Ms. Taylor. This agreement expired on March 31, 1999, but provided for automatic extensions for up to two additional 12-month periods, unless terminated by either party prior to such extension. The Company had guaranteed the payment of minimum royalties in the amount of $100,000. $50,000 of this amount was paid at the time of execution of this agreement and the balance to be paid upon the consummation of the Company's proposed IPO. The remaining $50,000 was paid during 2001 in connection with the settlement of a lawsuit with Ms. Banks. (See Note 11.)

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 4 - LICENSE FEES PAYABLE, continued:

     Also in January 1998, the Company entered into a separate agreement with this entity for the rights to utilize the name and likeness of Ms. Banks in connection with the "Tyra Banks Calendar." These rights were applicable to the calendar for the 16-month period ending December 31, 1999. The Company agreed to pay this entity up to $87,000 for production expenses incurred in connection with the creation of this calendar and guaranteed minimum royalties in the amount of $100,000, of which only $50,000 was paid as of December 31, 2000. The Company paid $59,000 toward the production expenses of the Tyra Banks calendar. The remaining balances of $50,000 for the license agreement and $28,000 for in accrued expenses were paid during 2001 in connection with the settlement of a lawsuit with Ms. Banks. (See Note 11.)

     In October 1998, the Company entered into a License Agreement (the "Agreement") with model Claudia Schiffer under terms similar to those negotiated with Ms. Taylor and Ms. Banks. This agreement expires on the third anniversary of the launch of this web site, and may be extended only upon mutual agreement of the parties. The Company guaranteed the payment of minimum royalties in the amounts of $300,000 for the first year of the agreement, $400,000 for the second year and $500,000 for the third. $150,000 of the royalties for the first year was payable at the time of execution of this agreement and the balance before December 23, 1998. The Company paid $145,000 in 1998 and the remaining balance of $155,000 was paid in February 1999 in full payment of royalties for the first year. In November 1999 and November 2000, the Company paid $100,000 and $300,000 due in connection with the second year royalty. In addition the Company paid $25,000 and $250,000 in August 2000 and November 2000, respectively, due in connection with the third year royalty. In connection with this agreement, the Company also issued an aggregate of 269,682 shares of common stock, valued at $4.00 per share, to Ms. Schiffer as additional compensation during 1998. As of December 31, 2001, the Company had paid $300,000 towards royalties for the third year and the remaining $200,000 is included in license fees payable.

     In March 2000, the Company entered into a website license agreement with country music artist Chely Wright to give the Company an exclusive license for an area on the Company's on-line Fashionwindow.com Internet service and to use her name and likeness in the creation and promotion of the Internet service. Chely Wright will be the sole country artist associated with Fashionwindow.com Internet service for the term of the agreement, which is two years with an option to renew for two additional one-year terms. In connection with this contract, the Company has issued to Ms. Wright, 15,000 shares of the Company's common stock valued at $105,000 which was the fair market value of the Company's stock at the date of issuance and issued her an additional 15,000 shares of common stock on the contract's first anniversary valued at $20,550.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 4 - LICENSE FEES PAYABLE, continued:

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

     In August 2000 the Company entered into a host agreement with a company controlled by Daisy Fuentes for Ms. Fuentes to host "The Style Minute with Daisy Fuentes." The term of the agreement is for one year following the first airing of the program. In connection with this agreement, the Company is obligated to pay $37,500 at the signing of the agreement and $37,500 three months following the signing of this agreement. These two payments are advances against future royalties. Ms. Fuentes will also receive a royalty of 50% of gross proceeds received by the Company in connection with the services of Ms. Fuentes. The Company paid Ms. Fuentes $37,500 in September 2000, $30,000 in December 2000 and the remaining $7,500 is was paid in 2001.

     On December 29, 2000, the Company entered into a three year license agreement with Michael Jordan that provides the Company an exclusive, worldwide license to use, distribute, display and transmit Michael Jordan's full name, image, likeness, and endorsement in connection with the proposed manufacture, advertisement, distribution and sale of certain approved Palm Products. Jordan is to receive a royalty equal to 12% of the proceeds from the Palm sales. The Company must pay Jordon an annual minimum royalty of $1,250,000. The Company paid Mr. Jordan $500,000 in December 2000 and the remaining $750,000 was paid in 2001. The Company has accrued the second year annual minimum royalty of $1,250,000 that is included in license fee payable at December 31, 2001. The Company is currently in default on the agreement.

     In February 2001, the Company also entered into a similar licensing agreement with pop music artist Christina Aguilera and is currently developing products that will use Christina Aguilera's name and likeness to promote the sale of products. In connection with this agreement, the Company paid $100,000 in cash and issued Ms. Aguilera 25,000 shares of the Company's common stock valued at $50,000

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 5 - NOTES PAYABLE:

     In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expired in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes which amounts to $31,250 continue to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of December 31, 2001 aggregated to $8,500.

     In July and August of 1999, the Company's subsidiary, Fragrance issued 10% promissory notes aggregating to $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year stock purchase warrants to purchase Fragrance common stock at $3.50 per share. As of December 31, 2001, these notes are still outstanding. The principal amount of $160,000 plus accrued interest of $38,667 is in default at December 31, 2001.

     In August 2001, the Company issued two notes payable totaling $400,000. One of the notes was payable in 60 days and the other was payable in 14 days. These notes have not currently been repaid. In connection with the issuance of these two notes, the Company granted the note holders an aggregate of 80,000 warrants to purchase the Company's common stock at $1 per share. The Company has determined that the fair value of these warrants to be $99,317 and has recognized the expense in the accompanying statement of operations. The Company used the Black-Scholes model to determine the fair value of these warrants with the following assumptions: (i) dividend yield of 0%,
     (ii) expected volatility of 118%, (iii) weighed-average risk-free interest rate of approximately 4.0%, and (iv) expected life of 3 years

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 6 - LOANS PAYABLE - OFFICER AND ADVANCE TO OFFICERS:

     In April 1998, the Company's Chairman, President and Chief Executive Officer, provided the Company with a revolving credit line with a maximum available limit of $500,000. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000 and in November and December 1998, further increases to $1,000,000, were authorized. Loans drawn under this line bear interest at a rate of 9% per annum from the date they were made to the Company and were payable by May 2001, provided, however, that if the Company raised gross proceeds in an IPO of at least $1,500,000, the entire outstanding amount and accrued interest will be repaid from the proceeds of the IPO. In January 2000 the Company borrowed an additional $4,000 on this line of credit and repaid $26,000. In February 2000, the principal and accrued interest of $432,844 and $65,908, respectively, were converted into an aggregate of 110,000 shares of the Company's common stock valued at $4.53 per share.

     The Company also advanced $50,000 to a company that the Company's officers have an ownership interest. The advance is non-interest bearing.

NOTE 7 - PROFIT PARTICIPATION OBLIGATION:

     On November 22, 2000 the Company issued a promissory note to an investor in the amount of $1,000,000. The note bears interest at 9.25% and was due on April 1, 2001. The holder of the note had the option of converting the note to a royalty participation certificate or converting into shares of the Company's common stock at a 20% discount. In addition, the holder of the note was issued a two-year warrant to purchase 100,000 shares of the Company's common stock at $3.00 per share. The Company, in 2000, took a charge to earnings of $138,000 that represents the fair value of the warrants issued in connection with the promissory note. The Company used the Black Scholes model to estimate the fair value of the warrants with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighed-average risk-free interest rate of approximately 5.5%, and (iv) expected life of 2 years.

     During 2001, the note holder converted the full amount of the note into a profit participation obligation that provides for the holder to receive 7.5% of the profits from the sale of the Claudia Schiffer Palm Pilot, the Michael Jordan Palm Pilot and any other celebrity branded Palm Pilot that the Company sells. In connection with this conversion, the Company issued the holder a warrant to purchase 200,000 shares of the Company's common stock at $1.50. The warrant expires three years from the date of grant. The Company has estimated the fair value of these warrants to be $491,331 using the Black-Scholes pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighed-average risk-free interest rate of approximately 4.0%, and (iv) expected life of 3 years. The $1,000,000 profit participation obligation will be reduced as profits payments are made to the holder. In addition, the accrued interest on the note of $53,958 was converted into 25,000 shares of the Company's common stock.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 8 - SHAREHOLDERS' EQUITY:

     The Company's authorized capital consists of 1,000,000 shares of preferred stock, $.01 par value and 10,000,000 shares of common stock, $.001 par value.

     In February 2000, the Company converted $432,844 of the loans payable to officer and $65,908 of interest payable to officer in exchange for 110,000 shares of common stock.

     In 2000 the Company issued 9,500 shares of common stock for professional services valued at $34,125. The value was determined using the market value of the Company's stock at the date of issuance. Also in 2000, the Company issued 61,600 shares of common stock for license fees valued at $325,000. The value was determined using the market value of the Company's stock at the date of issuance.

     In 2000, the Company converted 3,250 shares of Series A preferred stock into 65,000 shares of common stock.

     In 2000 the Company issued 336,000 shares of its common stock in connection with private placement offerings for net proceeds of $1,293,970.

     In addition in 2000, the Company sold a total of 410,000 shares or approximately 17% of the common stock of its subsidiary, Fragrance for net proceeds of $975,000. Fragrance, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Fragrance had a negative carrying value. The increase in capitalization of Fragrance resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Fragrance. Accordingly, the Company has accounted for the change in its proportionate share of Fragrance's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity in the consolidated financial statements. During 2001, certain investors of Fragrance exchanged 173,999 shares of Fragrance common stock for 173,999 shares of the Company's common stock which increased the Company's ownership percentage of Fragrance from 83% to 89%.

     In 2001 the Company issued 115,000 shares of common stock for professional services valued at $213,750. The value was determined using the market value of the Company's stock at the date of issuance. Also in 2001, the Company issued 40,000 shares of common stock for license fees valued at $70,550. The value was determined using the market value of the Company's stock at the date of issuance.

     In 2001 the Company issued 1,437,200 shares of its common stock in connection with private placement offerings for net proceeds of $1,371,700.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 9 - STOCK OPTIONS:

     The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock options issued to employees. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2001 and 2000:

                                                    2001              2000
                                                -------------    -------------
       Net loss
           As reported                          $  (4,013,294)   $  (4,709,802)
           Pro forma                            $  (5,110,059)   $  (4,709,802)

       Basic and diluted loss per common share
           As reported                          $       (0.72)   $       (1.06)
           Pro forma                            $       (0.92)   $       (1.06)


     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2001: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighed-average risk-free interest rate of approximately 4.0, and (iv) expected life of 5 years.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


     Stock Option Plan, continued
     ----------------------------

     The following is table summarizes the options and warrants outstanding:

                                              Weighted-                Weighted-
                                     Stock    Average                  Average
                                    Option    Exercise                 Exercise
                                     Plan      Price      Warrants      Price
                                   ---------  -------     ---------    -------
       Balance, December 31,
         1999                        506,000   $  3.82      451,534    $  4.22
         Granted                           -   $     -      100,000    $  3.00
         Exercised                         -   $     -            -    $     -
         Canceled                          -   $     -            -    $     -
                                   ---------              ---------

       Balance, December 31,
         2000                        506,000   $  3.82      551,534    $  4.00
         Granted                     769,000   $  1.26      911,000    $  2.02
         Exercised                 (100,000)   $  1.56            -    $     -
         Canceled                          -   $     -     (196,534)   $  4.54
                                   ---------              ---------

       Balance, December 31,
         2001                      1,175,000   $  2.34    1,266,000    $  2.49
                                   =========              =========

       Exercisable, December
         31, 2001                  1,175,000   $  2.34    1,266,000    $  2.49
                                   =========              =========


     There were no options available for future grant at December 31, 2001 under the Company's Plans.

     The weighted average remaining contractual life of options outstanding issued under the Plans is 7.48 years at December 31, 2001. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2001 ranged from $1.125 to $4.50. No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31, 2001.

     For options granted during the year ended December 31, 2001 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.79 and the weighted-average exercise price of such options was $1.27. For options granted during the year ended December 31, 2001 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.82 and the weighted-average exercise price of such options was $1.24.


NOTE 10 - INCOME TAXES

     No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 2001. Deferred tax assets at December 31, 2001and 2000 consist primarily of the tax effect of a net operating loss carry forwards which amount to approximately $4,046,000 and $3,075,000, respectively. The operating loss carryforwards begin to expire in 2012. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2001 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE  11   -     COMMITMENTS AND CONTINGENCIES:

     Operating Leases:
     -----------------

     Effective April 1, 2000, the Company entered into a three-year lease for office space. Annual lease commitments for the next two years and in the aggregate are:

                2002                        28,498
                2003                         7,188
                                        ----------
                                        $   35,686
                                        ==========

     Rent expense for the years ended December 31, 2001 and 2000 aggregated $23,029 and $32,444, respectively.

     Employment Agreements:
     ----------------------

     The Chairman/President of the Company is entitled to receive an annual base salary of $100,000 from the Company. In 2001 and 2000 this individual waived all rights to receive accrued salaries payable to him in the amounts of $100,000, and $100,000, respectively, and, accordingly, such amount has been presented as a contribution to the Company's additional paid-in capital.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued:

     Legal Proceedings:
     ------------------

     On December 8, 1998, attorneys for Tyra Banks and Bankable, Inc., an entity controlled by Ms. Banks, made a Demand for Arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association. Ms. Banks' attorneys alleged that the Company failed to make timely payments of money due upon the execution of the Website License Agreement and Calendar Agreement between Ms. Banks and the Company ("Agreements"), and refused to return photographs, pictures, prints, negatives and images of Ms. Banks. Ms. Banks sought damages under the Calendar Agreement in the amount of $161,333, damages under the Website Agreement of $370,000, and legal fees. On January 15, 1999, the Company, through its attorneys, filed an Answer and Counterclaim to Ms. Banks' Demand for Arbitration. The Company raised several defenses to Ms. Banks' claims and claimed a breach by Ms. Banks and Bankable, Inc. of the Website Agreement. The Company sought the amount of $264,000 in damages related to the Agreements. A preliminary administrative conference was held on January 19, 1999, and a hearing was held in October 1999 and the Company filed briefs on March 6, 2000 in response. In June, 2000 the arbitrator awarded Ms. Banks $128,000, plus interest on this amount at 12% from April 1, 1998. In addition, the Company is to pay the arbitrator fee and the administrative expenses of the arbitrator. The arbitrator reaffirmed the award in August 2000. During 2001, the Company paid this settlement in full.

NOTE 12 - RELATED PARTY TRANSACTIONS:

     During the years ended December 31, 2001 and 2000, the Company paid $103,000 and $62,500 to a firm that the Company's Chief Operating Officer is an owner. The payments were for investor relations and assistance with raising debt and equity capital.

NOTE 13 - SUBSEQUENT EVENT (Unaudited):

     From January 1, 2002 to February 28, 2002, the Company has issued 460,250 shares of its common stock in a private placement offering with gross proceeds to the Company of $460,250.