Form 10QSB
period 2002-03-31
PTN MEDIA INC
filed 2002-05-20
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002 - 7,068,411 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                 PTN Media, Inc.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2002          2

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2002 and 2001                     3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2002 and 2001                     4

           Notes to Condensed Consolidated Financial Statements             5-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-11

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 11

Item 2.    Change in Securities and Use of Proceeds                          11

Item 3.    Defaults Upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and Reports on Form 8-K                                  12

SIGNATURES 12

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PTN MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                          $     16,288
     Accounts receivables, net of allowance of $6,000                    13,947
     Other receivables                                                   45,576
     Inventory                                                          115,424
     Advance to officers                                                 75,000
     Prepaid expenses                                                    14,726
                                                                   ------------
TOTAL CURRENT ASSETS                                                    280,961

FIXED ASSETS, NET                                                        13,740
OTHER ASSETS                                                              2,226
                                                                   ------------
TOTAL ASSETS                                                       $    296,927
                                                                   ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    350,409
     License fees payable                                             1,150,000
     Short-term loans payable                                           191,250
     Notes payable                                                      400,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             2,091,659
                                                                   ------------
PROFIT PARTICIPATION OBLIGATION                                       1,000,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,350 shares issued and outstanding                       24
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 7,068,411 shares issued and outstanding                7,068
     Additional paid-in capital                                      10,820,842
     Stock subscription receivable                                     (156,300)
     Accumulated deficit                                            (13,466,366)
                                                                   ------------
TOTAL SHAREHOLDERS' DEFICIT                                          (2,794,732)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    296,927
                                                                   ============

                 See accompanying notes to financial statements.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Three
                                                          Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------

REVENUE                                            $    24,892      $   177,509

COST OF REVENUE                                         21,324          147,431
                                                   -----------      -----------

GROSS PROFIT                                             3,568           30,078

EXPENSES:
      Product development                               24,070          229,258
      General and administrative                       163,175          112,674
                                                   -----------      -----------
TOTAL EXPENSES                                         187,245          341,932
                                                   -----------      -----------

LOSS FROM OPERATONS                                   (183,677)        (311,854)
                                                   -----------      -----------

OTHER EXPENSES:
      Interest expense                                 (81,875)         (40,298)
                                                   -----------      -----------
TOTAL OTHER EXPENSES                                   (81,875)         (40,298)
                                                   -----------      -----------

NET LOSS                                           $  (265,552)     $  (352,152)
                                                   ===========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE            $     (0.04)     $     (0.08)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING -
BASIC AND DILUTED                                    6,787,017        4,637,129
                                                   ===========      ===========














                 See accompanying notes to financial statements.



                               PTN MEDIA, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                      For the Three
                                                                       Months Ended
                                                                         March 31,
                                                              ----------------------------------
                                                                 2002                    2001
                                                              ---------                ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(265,552)               $(352,152)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                3,872                    3,464
      Issuance of shares for license fees/services                6,400                   50,000
      Issuance of shares for financing costs                     71,250                     --
  Changes in operating assets and liabilities:
    Accounts receivable                                            (744)                 (47,536)
    Inventory                                                    17,324                   (6,384)
    Prepaid expenses                                               --                     90,015
    Accounts payable and accrued expenses                        37,266                   (9,882)
    License fees payable                                       (300,000)                (257,500)
                                                              ---------                ---------

NET CASH USED IN OPERATING ACTIVITIES                          (430,184)                (529,975)
                                                              ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to officers                                          (25,000)                 (50,000)
  Purchase of fixed assets                                       (4,800)                    --
                                                              ---------                ---------

NET CASH USED IN INVESTING ACTIVITIES                           (29,800)                 (50,000)
                                                              ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from (paid to) officer                            --                    100,000
  Proceeds from private placement offerings, net                462,250                     --
                                                              ---------                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       462,250                  100,000
                                                              ---------                ---------

INCREASE (DECREASE) IN CASH                                       2,266                 (479,975)

CASH, BEGINNING OF PERIOD                                        14,022                  503,636
                                                              ---------                ---------

CASH, END OF PERIOD                                           $  16,288                $  23,661
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

The Company is a developer and marketer of handheld electronic and communication products. The Company signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using the Company's rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that the Company has under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between PTN and Motorola. The Company is seeking additional licenses in the area of mobile phones and mobile applications. The Company has secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, the Company has concluded license agreements with five additional NASCAR drivers including, Rusty Wallace, Mark Martin, Jeff Burton Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software.

In July 1999, the Company formed FragranceDirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells limited fragrance products over the Internet.

In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc. There has been no activity in this subsidiary.

The Company, since its inception, has incurred net losses of $13,466,366 and at March 31, 2002 its current liabilities exceeded its current assets by $1,810,698. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2001, and during the three months ended March 31, 2002, the Company raised net proceeds of $1,371,700 and $462,250, respectively, in private placement offerings of its common stock. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2002.

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

                        PTN MEDIA, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY, continued:

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2001 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of PTN Media, Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations for the three month periods ended March 31, 2002 and 2001 and its cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.


NOTE 2 - COMMON STOCK:

In the first quarter of 2002, the Company issued 495,250 shares of common stock in a private placement offering that resulted in gross proceeds of $495,250 net of $33,000 in fees and commissions.

In February 2002, the Company issued 45,000 shares of common stock for financing costs valued at $71,250 as the Company did not register certain shares of stock sold in a private placement offering in accordance with a stock purchase agreement. The value was determined using the market value of the Company's stock at the date the shares were issued.

In March 2002, the Company issued 4,000 shares of common stock for services valued at $6,400. The value was determined using the market value of the Company's stock at the date the shares were issued.


NOTE 3 - ADVANCE TO OFFICERS:

In 2001 the Company advanced $50,000 to a company that the Company's officers have an ownership interest in and in 2002 the Company advanced $25,000 to an officer. The advances are non-interest bearing.

                        PTN MEDIA, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


NOTE 4 - PROFIT PARTICIPATION OBLIGATION:

On November 22, 2000 the Company issued a promissory note to an investor in the amount of $1,000,000. The note bore interest at 9.25% and was due on April 1, 2001. During 2001, the note holder converted the full amount of the note into a profit participation obligation that provides for the holder to receive 7.5% of the profits from the sale of the Claudia Schiffer Palm Pilot, the Michael Jordan Palm Pilot and any other celebrity branded Palm Pilot that the Company sells. The $1,000,000 profit participation obligation will be reduced as profits payments, if any, are made to the holder.


NOTE 5 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three ended March 31, 2002 and 2001 because the effect would have been anti-dilutive:

                                                             2002         2001
                                                         ---------     ---------
  Conversion of Series A preferred stock                    47,000        47,000
  Stock options issued to employees and consultants
      under the Company's stock option plan              1,150,000     1,250,000
  Stock options issued outside of plan                      25,000        25,000
  Warrants issued with Series A preferred                        -        43,200
  Warrants issued to officers                              231,000       231,000
  Warrants issued for services                             600,000       200,000
  Warrants issued with note conversion                     200,000             -
  Warrants issued with notes                               180,000       208,334
                                                         ---------     ---------
                                                         2,433,000     2,004,534
                                                         =========     =========

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole purpose of changing the domicile of the company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements.

We are a developer and marketer of handheld electronic and communication products. We signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using our rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that we have under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between Motorola and us. We are seeking additional licenses in the area of mobile phones and mobile applications. We have secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, we have concluded license agreements with five additional NASCAR drivers including Rusty Wallace, Mark Martin, Jeff Burton Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software.

Since our inception, we have incurred net losses of, $13,466,366 and at March 31, 2002 current liabilities exceeded current assets by $1,810,698. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products in 2002.

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

The license agreement with Mr. Jordan provides that we pay Mr. Jordan a royalty equal to 12% of the proceeds from the sale of certain Palm Inc. branded products, but in no event less than an annual minimum royalty of $1,250,000, with $600,000 payable at the beginning of each year and $650,000 payable by the end of each year. We paid Mr. Jordan his minimum annual royalty of $1,250,000 for the year 2001 in two payments, a payment of $500,000 in December 2000 and $750,000 in 2001. We were in default on the license agreement with Mr. Jordan since we had not made the full $600,000 payment at the beginning of the second year of the agreement. We cured this default in May 2002 by making a $300,000 payment bring our total payments on for the 2002 royalties to $600,000. Even though the full $600,000 was not paid at the beginning of the contract year, we believe that making the additional $300,000 payment in May 2002 cured the default under the contract.

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

We have entered into a license agreement on February 6, 2002 with multi-platinum selling and Grammy nominated recording artist, Nelly, to develop branded mobile phones and custom Nelly specific content for the wireless devices. The license agreement requires 12% to 20% royalties depending on the type revenue generated, a $10,000 advance from the Company and a guaranteed royalty of $25,000.

Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motorsports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.



                              Results of Operations

Revenue for the three months ended March 31, 2002 decreased by $152,617 or 86.0% from $177,509 for the three months ended March 31, 2001 to $24,892 for the same period in 2002. During the three months ended March 31, 2001, we began selling the Claudia Schiffer edition of the Palm. Revenue for the three months ended March 31, 2002 was principally from the sale of the Michael Jordan edition of the Palm.

Cost of revenue for the three months ended March 31, 2002 decreased by $126,107 or 85.5% from $147,431 for the three months ended March 31, 2001 to $21,324 for the same period in 2002. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 85.7% and 83.1%, for the three months ended March 31, 2002 and 2001, respectively.

Product development costs for the three months ended March 31, 2002 decreased by $205,188 or 89.5% from $229,258 for the three months ended March 31, 2001 to $24,070 for the same period in 2002. The significant decrease in product development costs is a result of us spending less money on the development of our websites, producing content for our radio shows and royalties.

General and administrative expenses for the three months ended March 31, 2002 increased by $50,501 or 44.8% from $112,674 for the three months ended March 31, 2001 to $163,175 for the same period in 2002. The increase is a result of higher travel related costs, salary and related benefits from the hiring of additional personnel.

Interest expense and financing costs for the three months ended March 31, 2002 increased by $41,577 or 103.2% from $40,298 for the three months ended March 31, 2001 to $81,875 for the same period in 2002. The increase is due to a charge to financing costs of $71,250 related to the issuance of 45,000 shares of common stock to investors for not registering their shares in a timely manner, offset by a decrease in interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate.

                         Liquidity and Capital Resources


In 2001, we raised net proceeds of $1,371,700 in private placement offerings of our common stock. During the three months ended March 31, 2002, we raised net proceeds of $462,250 in a private placement offering of our common stock.

We have incurred net losses since our inception of $13,466,366. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

During the first quarter of 2002, the Company issued 495,250 shares of common stock in a private placement offering that resulted in gross proceeds of $495,250. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.


Item 3.    Defaults Upon Senior Securities


None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PTN Media, Inc.



                              By: /s/ Peter Klamka
                                  ----------------------------------------------
                                      Peter Klamka
                                      Chief Executive Officer and Principal
                                      Accounting Officer


Date:  May 20, 2002