Form 10QSB
period 2002-06-30
PTN MEDIA INC
filed 2002-08-19
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                                000-24835
                                                        (Commission file number)

                               Legend Mobile, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   38-3399098
       (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                  Identification No.)

          2311 East Stadium Blvd., Suite 105, Ann Arbor, Michigan 48108
                    (Address of principal executive offices)

                                 (734) 327-9556
                           (Issuer's telephone number)

                                 PTN Media, Inc.
        455 East Eisenhower Parkway, Suite 15, Ann Arbor, Michigan 48108
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2002 - 7,815,578 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                               Legend Mobile, Inc.
                                      Index

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2002         2

           Condensed Consolidated Statements of Operations for
           the three and six months ended June 30, 2002 and 2001            3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended June 30, 2002 and 2001                    4

           Notes to Condensed Consolidated Financial Statements            5-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10-14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               14

Item 2.    Change in Securities and Use of Proceeds                        14

Item 3.    Defaults Upon Senior Securities                                 14

Item 4.    Submission of Matters to a Vote of Security Holders             15

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16

SIGNATURES 17

Part III.  EXHIBITS                                                        17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                          $      4,684
     Accounts receivables, net of allowance of $6,000                    22,098
     Other receivables                                                   45,576
     Advance to officers                                                 75,000
     Prepaid expenses                                                    14,726
                                                                   ------------
TOTAL CURRENT ASSETS                                                    162,084

FIXED ASSETS, NET                                                         9,761
OTHER ASSETS                                                              2,226
                                                                   ------------
TOTAL ASSETS                                                       $    174,071
                                                                   ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    822,385
     License fees payable                                               200,000
     Short-term loans payable                                           191,250
     Notes payable                                                      400,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,613,635
                                                                   ------------
PROFIT PARTICIPATION OBLIGATION                                       1,000,000
COMMITMENTS AND CONTINGENCIES                                              --
SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,350 shares issued and outstanding                       24
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 7,815,578 shares issued and outstanding                7,816
     Additional paid-in capital                                      11,483,958
     Stock subscription receivable                                     (156,300)
     Accumulated deficit                                            (13,775,062)
                                                                   ------------
TOTAL SHAREHOLDERS' DEFICIT                                          (2,439,564)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    174,071
                                                                   ============

                 See accompanying notes to financial statements.



                               LEGEND MOBILE, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                For the Three                   For the Six
                                                 Months Ended                   Months Ended
                                                   June 30,                       June 30,
                                           --------------------------    --------------------------
                                               2002          2001           2002           2001
                                           -----------    -----------    -----------    -----------
REVENUE                                    $    32,780    $    49,357    $    57,672    $   226,866

COST OF REVENUE                                 70,877         40,612         92,201        188,043
                                           -----------    -----------    -----------    -----------

GROSS PROFIT                                   (38,097)         8,745        (34,529)        38,823

EXPENSES:
      Product development                      110,635         52,237        134,705        281,495
      General and administrative               149,335        522,718        312,510        635,392
                                           -----------    -----------    -----------    -----------
TOTAL EXPENSES                                 259,970        574,955        447,215        916,887
                                           -----------    -----------    -----------    -----------

LOSS FROM OPERATONS                           (298,067)      (566,210)      (481,744)      (878,064)
                                           -----------    -----------    -----------    -----------

OTHER EXPENSES:
      Interest expense                         (10,629)       (29,653)       (92,504)       (69,951)
                                           -----------    -----------    -----------    -----------
TOTAL OTHER EXPENSES                           (10,629)       (29,653)       (92,504)       (69,951)
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $  (308,696)   $  (595,863)   $  (574,248)   $  (948,015)
                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE    $     (0.04)   $     (0.12)   $     (0.08)   $     (0.20)
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING -
BASIC AND DILUTED                            7,426,521      5,064,676      7,108,535      4,852,084
                                           ===========    ===========    ===========    ===========



                          See accompanying notes to financial statements.

                                                 3

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Six
                                                            Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (574,248)   $  (948,015)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                         7,851          7,135
      Issuance of shares for license fees/services        78,067        155,750
      Issuance of shares for financing costs              71,250           --
      Issuance of warrants for services                   57,197           --
      Gain on settlement agreement                      (111,662)          --
  Changes in operating assets and liabilities:
    Accounts receivable                                   (8,895)       (40,616)
    Inventory                                             88,160       (236,130)
    Prepaid expenses                                        --           90,015
    Accounts payable and accrued expenses                 40,492        (62,368)
    License fees payable                                (625,000)      (382,500)
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                   (976,788)    (1,416,729)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to officers                                   (25,000)       (50,000)
  Purchase of fixed assets                                (4,800)        (2,500)
                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                    (29,800)       (52,500)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from officer, net                          --           93,500
  Repurchase of shares                                   (15,000)          --
  Proceeds from private placement offerings, net       1,012,250      1,093,700
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                997,250      1,187,200
                                                     -----------    -----------

DECREASE IN CASH                                          (9,338)      (282,029)

CASH, BEGINNING OF PERIOD                                 14,022        503,636
                                                     -----------    -----------

CASH, END OF PERIOD                                  $     4,684    $   221,607
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

Legend Mobile, Inc., formerly PTN Media, Inc. (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements.

The Company is a developer and marketer of handheld electronic and communication products. The Company signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using the Company's rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that the Company has under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between the Company and Motorola. The Company is seeking additional licenses in the area of mobile phones and mobile applications. The Company has secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, the Company has concluded license agreements with five additional NASCAR drivers including, Rusty Wallace, Mark Martin, Jeff Burton, Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software. The Company recently signed a three year license agreement with Playboy that provides for the Company to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices.

In July 1999, the Company formed FragranceDirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells limited fragrance products over the Internet.

In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc. There has been no activity in this subsidiary.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY, continued:

The Company, since its inception, has incurred net losses of $13,775,062 and at June 30, 2002 its current liabilities exceeded its current assets by $1,451,551. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2001, and during the six months ended June 30, 2002, the Company raised net proceeds of $1,371,700 and $1,012,250, respectively, in private placement offerings of its common stock. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2002.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Legend Mobile, Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations for the six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002 and 2001.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 2 - COMMON STOCK:

During the six months ended June 30, 2002, the Company issued 1,190,750 shares of common stock in a private placement offering that resulted in gross proceeds of $1,190,750 net of $178,500 in fees and commissions.

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

In April 2002, the Company issued 16,667 shares of common stock in connection with a prior licensing agreement valued at $21,667. The value was determined using the market value of the Company's stock at the date the shares were issued.

In April 2002, the Company repurchased 15,000 shares of common stock that were issued in a prior private placement offering for $15,000, the original cost of the shares. These shares have been canceled.

In May 2002, the Company issued 50,000 warrants to purchase shares of common stock for $1 per share in connection with professional services rendered to the Company. The value of the warrants issued of $57,197 was determined using the Black-Scholes model.

In June 2002, the Company issued 50,000 shares of common stock for services valued at $50,000. The value was determined using the market value of the Company's stock at the date the shares were issued.


NOTE 3 - ADVANCE TO OFFICERS:

In 2001 the Company advanced $50,000 to a company in which the Company's officers have an ownership interest in and in 2002 the Company advanced $25,000 to an officer. The advances are non-interest bearing.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

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


NOTE 5 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six ended June 30, 2002 and 2001 because the effect would have been anti-dilutive:

                                                          2002         2001
                                                        ---------   ---------
   Conversion of Series A preferred stock                  47,000      47,000
   Stock options issued to employees and consultants
       under the Company's stock option plan            1,150,000   1,250,000
   Stock options issued outside of plan                    25,000      25,000
   Warrants issued with Series A preferred                   --        43,200
   Warrants issued to officers                            231,000     231,000
   Warrants issued for services                           650,000     200,000
   Warrants issued with note conversion                   200,000        --
   Warrants issued with notes                             180,000     208,334
                                                        ---------   ---------
                                                        2,483,000   2,004,534
                                                        =========   =========

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)

NOTE 6 - JORDAN AGREEMENT

On June 27, 2002, the Company and Michael Jordan entered into a settlement agreement pursuant to a three year agreement between the Company and Mr. Jordan dated December 27, 2000. The settlement calls for the Company to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, the Company has recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory.


NOTE 7 - RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.


NOTE 8 - RECENTLY ISSUED ACOUNTING PROUNCEMENT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole purpose of changing the domicile of the company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On June 27, 2002 we changed our name to Legend Mobile, Inc.

We are a developer and marketer of handheld electronic and communication products. We signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using our rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that we have under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between Motorola and us. We are seeking additional licenses in the area of mobile phones and mobile applications. We have secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, we have concluded license agreements with five additional NASCAR drivers including, Rusty Wallace, Mark Martin, Jeff Burton, Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software. We recently signed a three year license agreement with Playboy that provides for us to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices.

Since our inception, we have incurred net losses of, $13,775,062 and at June 30, 2002 current liabilities exceeded current assets by $1,451,551. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products in 2002.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, Michael Jordan and us entered into a settlement agreement pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory.

On February 19, 2001, we entered into a two year license with pop music artist Christina Aguilera granting us the right to use Ms. Aguilera's name, likeness and image in connection with the proposed-advertisement, promotion and sale of certain hand-held computers.

The license agreement provides that we shall pay Ms. Aguilera a royalty equal to twelve percent (12%) of the proceeds from the sale of certain hand-held computers, but in no event less than an annual minimum royalty of $100,000. We also agreed to deliver shares of Legend Mobile, Inc. common stock equal to $50,000, based on the closing price of the common stock on February 19, 2001. We have paid Ms. Aguilera the minimum $100,000 and the required shares of common stock.

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

Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motorsports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels. We recently signed a three year license agreement with Playboy that provides for us to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices. We expect to start selling Playboy content in September 2002.


                              Results of Operations

Three months ended June 30, 2002 vs. June 30, 2001
--------------------------------------------------

Revenue for the three months ended June 30, 2002 decreased by $16,577 or 33.6% from $49,357 for the three months ended June 30, 2001 to $32,780 for the same period in 2002. During the three months ended June 30, 2001, we sold the Claudia Schiffer edition of the Palm. Revenue for the three months ended June 30, 2002 was principally from the sale of the Michael Jordan edition of the Palm. As a result of a settlement agreement with Mr. Jordan, we have returned all of our inventory of Michael Jordan edition of the Palm and will discontinue selling any products using the Michael Jordan name, likeness or image.

Cost of revenue for the three months ended June 30, 2002 increased by $30,265 or 74.5% from $40,612 for the three months ended June 30, 2001 to $70,877 for the same period in 2002. Cost of revenue as a percentage of revenue was 216.2% and 82.3%, for the three months ended June 30, 2002 and 2001, respectively. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the three months ended June 30, 2002 increased by $58,398 or 111.8% from $52,237 for the three months ended June 30, 2001 to $110,635 for the same period in 2002. The increase in product development costs is a result of us beginning to spend money during the three months ended June 30, 2002 on the development our new celebrity branded cellular phones.

General and administrative expenses for the three months ended June 30, 2002 decreased by $373,383 or 71.4% from $522,718 for the three months ended June 30, 2001 to $149,335 for the same period in 2002. The decrease is due to a decrease in legal fees associated with the Tyra Banks litigation in 2001 and the gain recognized on the settlement agreement with Michael Jordan of $111,662 in 2002.

Interest expense and financing costs for the three months ended June 30, 2002 decreased by $19,024 or 64.2% from $29,653 for the three months ended June 30, 2001 to $10,629 for the same period in 2002. The decrease is due to a decrease in interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate.


Six months ended June 30, 2002 vs. June 30, 2001
------------------------------------------------

Revenue for the six months ended June 30, 2002 decreased by $169,194 or 74.6% from $226,866 for the six months ended June 30, 2001 to $57,672 for the same period in 2002. During the six months ended June 30, 2001, we began selling the Claudia Schiffer edition of the Palm. Revenue for the six months ended June 30, 2002 was principally from the sale of the Michael Jordan edition of the Palm. As a result of a settlement agreement with Mr. Jordan, we have returned all of our inventory of Michael Jordan edition of the Palm and will discontinue selling any products using the Michael Jordan name, likeness or image.

Cost of revenue for the six months ended June 30, 2002 decreased by $95,842 or 60.0% from $188,043 for the six months ended June 30, 2001 to $92,201 for the same period in 2002. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 159.9% and 82.9%, for the six months ended June 30, 2002 and 2001, respectively. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the six months ended June 30, 2002 decreased by $146,790 or 52.1% from $281,495 for the six months ended June 30, 2001 to $134,705 for the same period in 2002. The significant decrease in product development costs is a result of us spending less money on the development of our websites, producing content for our radio shows and royalties.

General and administrative expenses for the six months ended June 30, 2002 decreased by $322,882 or 50.8% from $635,392 for the six months ended June 30, 2001 to $312,510 for the same period in 2002. The decrease is due to a decrease in legal fees associated with the Tyra Banks litigation in 2001 and the gain recognized on the settlement agreement with Michael Jordan of $111,662 in 2002.

Interest expense and financing costs for the six months ended June 30, 2002 increased by $22,553 or 32.2% from $69,951 for the six months ended June 30, 2001 to $92,504 for the same period in 2002. The increase is due to a charge to financing costs in 2002 of $71,250 related to the issuance of 45,000 shares of common stock to investors for not registering their shares in a timely manner, offset by a decrease in interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate.


                         Liquidity and Capital Resources

In 2001, we raised net proceeds of $1,371,700 in private placement offerings of our common stock. During the six months ended June 30, 2002, we raised net proceeds of $1,012,250 in a private placement offering of our common stock.

We have incurred net losses since our inception of $13,775,062. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Change in Securities and Use of Proceeds

During the three months ended June 30, 2002, the Company issued 695,500 shares of common stock in a private placement offering that resulted in gross proceeds of $695,500. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.


Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

     (1) The Company held an annual meeting of its shareholders on June 24, 2002 (the "Annual Meeting").
     (2)  Four matters were voted on at the Annual Meeting, as follows:

          (1) The election of nominee, Peter Klamka as Director of the Company until the next annual meeting.

          The votes were cast for this matter as follows:

                              FOR            AGAINST          ABSTAIN
                              ---            -------          -------

          Peter Klamka     4,266,723            0              5,090

          The nominee was elected a Director of the Company.

          (2) The approval of the change of the change in the Company's name from PTN Media, Inc. to Legend Mobile, Inc.

          The votes were cast for this matter as follows:

                              FOR             AGAINST         ABSTAIN
                              ---             -------         -------

                           4,268,013            800            3,000

          This matter was passed by the required majority of votes cast.

          (3)  The approval of the Company's proposed 2002 Stock Option Plan:

                              FOR             AGAINST         ABSTAIN
                              ---             -------         -------

                           2,533,068           56,890          7,000

          This matter was passed by the required majority of votes cast.

          (4) The ratification of the appointment of Stonefield Josephson, Inc. as the Company's independent auditors for the fiscal year ending December 31, 2001.

          The votes were cast for this matter as follows:

                              FOR             AGAINST         ABSTAIN
                              ---             -------         -------

                           4,267,313           4,500             0

          This matter was passed by the required majority of votes cast.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1   Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On July 3, 2002, the Company filed a Current Report on Form 8-K announcing that on June 24, 2002, the stockholders of PTN Media, Inc., (the "Registrant") at the annual meeting of stockholders held on such date, approved an amendment to the Registrant's Certificate of Incorporation, to change the name of the Registrant to Legend Mobile, Inc. On June 27, 2002, the Registrant filed a Certificate of Amendment to its Certificate of Incorporation to amend the Registrant's Certificate of Incorporation name to Legend Mobile, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Legend Mobile, Inc.


                                         By: /s/ Peter Klamka
                                         --------------------
                                         Peter Klamka
                                         Chief Executive Officer and Principal
                                         Accounting Officer


Date:  August 19, 2002