Form 10QSB
period 2002-09-30
PTN MEDIA INC
filed 2002-11-19
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2002 - 8,570,578 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                               LEGEND MOBILE, INC.
                                      INDEX


                                                                            Page
                                                                           Number
                                                                           ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2002       2

         Condensed Consolidated Statements of Operations for
         the three and nine months ended September 30, 2002 and 2001         3

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2002 and 2001                   4

         Notes to Condensed Consolidated Financial Statements                5-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11-15

Item 3.  Controls and Procedures                                             15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Change in Securities and Use of Proceeds                            16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   17

Part III.     EXHIBITS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                   (unaudited)


                                     ASSETS
CURRENT ASSETS:


Cash                                                        $      7,302
     Accounts receivables, net of allowance of $9,000              1,480
      Inventory                                                    7,000
     Other receivables                                            45,576
     Advance to officers                                          75,000
     Prepaid expenses                                             14,726
                                                            -------------
TOTAL CURRENT ASSETS                                             151,084

FIXED ASSETS, NET                                                  5,996
OTHER ASSETS                                                       2,226
                                                            -------------
TOTAL ASSETS                                                $    159,306
                                                            =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $    822,108
     License fees payable                                        200,000
     Short-term loans payable                                    191,250
     Notes payable                                               100,000
                                                            -------------
TOTAL CURRENT LIABILITIES                                      1,313,358
                                                            -------------
PROFIT PARTICIPATION OBLIGATION                                1,000,000

COMMITMENTS AND CONTINGENCIES                                          -
SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,350 shares issued and outstanding                24
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 8,570,578 shares issued and outstanding         8,570
     Additional paid-in capital                               12,476,905
     Stock subscription receivable                              (156,300)
     Accumulated deficit                                     (14,483,251)
                                                            -------------
TOTAL SHAREHOLDERS' DEFICIT                                   (2,154,052)
                                                            -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $    159,306
                                                            =============



                 See accompanying notes to financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    FOR THE THREE          FOR THE NINE
                                                    MONTHS ENDED           MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                           ------------------------   -------------------------
                                              2002         2001          2002          2001
                                           -----------  -----------   ------------ ------------
REVENUE                                    $    4,034   $    3,844   $    61,706   $   230,710

COST OF REVENUE                                 1,446        3,033        93,647       191,076
                                           -----------  -----------   ------------ ------------

GROSS PROFIT                                    2,588          811       (31,941)       39,634

EXPENSES:
      Product development                      31,701       78,465       166,406       359,960
      General and administrative              423,750      234,697       736,260       870,089
                                           -----------  -----------   ------------ ------------
TOTAL EXPENSES                                455,451      313,162       902,666     1,230,049
                                           -----------  -----------   ------------ ------------

LOSS FROM OPERATONS                          (452,863)    (312,351)     (934,607)   (1,190,415)
                                           -----------  -----------   ------------ ------------

OTHER EXPENSES:
      Interest expense                       (255,326)    (114,190)     (347,830)     (184,141)
                                           -----------  -----------   ------------ ------------
TOTAL OTHER EXPENSES                         (255,326)    (114,190)     (347,830)     (184,141)
                                           -----------  -----------   ------------ ------------

NET LOSS                                   $ (708,189)  $ (426,541)  $(1,282,437)  $(1,374,556)
                                           ===========  ===========   ============ ============

BASIC AND DILUTED LOSS PER   COMMON SHARE  $    (0.09)  $    (0.07)  $     (0.17)  $     (0.26)
                                           ===========  ===========   ============ ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                           8,270,361    6,067,183     7,500,066     5,261,568
                                           ===========  ===========   ============ ============


                 See accompanying notes to financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                FOR THE NINE
                                                                MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          ---------------------------
                                                              2002          2001
                                                          ------------- -------------


 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(1,282,437)  $(1,374,556)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Bas debt expense                                         3,000             -
       Depreciation                                            11,616        10,704
       Issuance of shares for license fees/services            87,067       201,300
       Issuance of shares for financing costs                  71,250             -
       Issuance of warrants for services/financing costs      301,898        99,317
       Gain on settlement agreement                          (111,662)            -
   Changes in operating assets and liabilities:
     Accounts receivable                                        8,723       (34,416)
     Inventory                                                 81,160      (232,809)
     Prepaid expenses                                               -        90,015
     Accounts payable and accrued expenses                     40,215         4,384
     License fees payable                                    (625,000)     (882,500)
                                                          ------------- -------------

 NET CASH USED IN OPERATING ACTIVITIES                     (1,414,170)   (2,118,561)
                                                          ------------- -------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to officers                                       (25,000)      (50,000)
   Purchase of fixed assets                                    (4,800)       (2,500)
                                                          ------------- -------------

 NET CASH USED IN INVESTING ACTIVITIES                        (29,800)      (52,500)
                                                          ------------- -------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans received from officer, net                                 -             -
   Proceeds from notes payable                                      -       400,000
   Repurchase of shares                                       (15,000)            -
   Proceeds from private placement offerings, net           1,452,250     1,273,700
                                                          ------------- -------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,437,250     1,673,700
                                                          ------------- -------------

 DECREASE IN CASH                                              (6,720)     (497,361)

 CASH, BEGINNING OF PERIOD                                     14,022       503,636
                                                          ------------- -------------

 CASH, END OF PERIOD                                      $     7,302   $     6,275
                                                          ============= =============


                 See accompanying notes to financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY:

Legend Mobile, Inc., formerly PTN Media, Inc. (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc


The Company is a developer and marketer of handheld electronic and communication products. The Company signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using the Company's rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that the Company has under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between the Company and Motorola. The Company is seeking additional licenses in the area of mobile phones and mobile applications. The Company has secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, the Company has concluded license agreements with five additional NASCAR drivers including, Rusty Wallace, Mark Martin, Jeff Burton, Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software. The Company recently signed a three year license agreement with Playboy that provides for the Company to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices.

In July 1999, the Company formed FragranceDirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells limited fragrance products over the Internet.

In  February  2001,  the  Company  formed  a  new  wholly  owned subsidiary, PTN
Wireless,  Inc.  There  has  been  no  activity  in  this  subsidiary.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY,  CONTINUED:

The Company, since its inception, has incurred net losses of $14,483,251 and at September 30, 2002 its current liabilities exceeded its current assets by $1,162,274. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2001, and during the nine months ended September 30, 2002, the Company raised net proceeds of $1,371,700 and $1,452,250, respectively, in private placement offerings of its common stock. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2002.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Legend Mobile, Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and the results of their operations for the three and nine month periods ended September 30, 2002 and 2001 and their cash flows for the nine month periods ended September 30, 2002 and 2001.

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 2 - COMMON STOCK:

During the nine months ended September 30, 2002, the Company issued 1,630,750 shares of common stock in a private placement offering that resulted in gross proceeds of $1,630,750, less $178,500 in fees and commissions.

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

In July 2002, the Company converted a $300,000 note payable into 300,000 shares of its common stock and issued 300,000 warrants to purchase the Company's common stock at $1 per share. The value of the warrants issued of $244,701 was determined using the Black-Scholes model and this amount has been recorded as financing costs in the accompanying statement of operations.

In August 2002, the Company issued 15,000 shares of common stock for services valued at $9,000. The value was determined using the market value of the Company's stock at the date the shares were issued.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - ADVANCE TO OFFICERS:

In 2001 the Company advanced $50,000 to a company in which the Company's officers have an ownership interest, and in 2002 the Company advanced $25,000 to an officer. The advances are non-interest bearing.

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

NOTE 5 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine ended September 30, 2002 and 2001 because the effect would have been anti-dilutive:

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 5 - EARNINGS (LOSS) PER SHARE (CONTINUED):

                                                          2002            2001
                                                      ------------     -----------
Conversion  of  Series  A  preferred  stock               47,000           47,000
Stock  options  issued  to  employees  and  consultants
    under  the Company's stock option plan             1,150,000        1,150,000
Stock  options  issued  outside  of  plan                 25,000           25,000
Warrants  issued  with  Series  A  preferred                   -           43,200
Warrants  issued  to  officers                           231,000          231,000
Warrants  issued  for  services                          650,000          200,000
Warrants  issued  with  note  conversion                 500,000          300,000
Warrants  issued  with  notes                            180,000          388,334
                                                       -----------     ------------
                                                        2,783,00        2,384,534
                                                       ===========     ============


NOTE 6 - JORDAN AGREEMENT

On June 27, 2002, the Company and Michael Jordan entered into a settlement agreement pursuant to a three year agreement between the Company and Mr. Jordan dated December 27, 2000. The settlement calls for the Company to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, the Company has recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. The Company has not made the payment due in October 2002.


NOTE 7 - RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 8 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Since our inception, we have incurred net losses of, $14,483,251 and at September 30, 2002 current liabilities exceeded current assets by $1,162,274. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products in 2002.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, Michael Jordan and us entered into a settlement agreement pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. We have not made the payment due in October 2002.

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


SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financing operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended December 31, 2001.


                              RESULTS OF OPERATIONS

Three  months  ended  September  30,  2002  vs.  September  30,  2001
---------------------------------------------------------------------

Revenue for the three months ended September 30, 2002 increased by $190 or 4.9% from $3,844 for the three months ended September 30, 2001 to $4,034 for the same period in 2002. During the three months ended September 30, 2001, we sold the Michael Jordan edition of the Palm. In the 3rd quarter of 2001 we experienced a large return of the Michael Jordan edition of the Palm which resulted in a reduction of revenues by $32,000 during the three months ended September 30, 2001. Revenue for the three months ended September 30, 2002 was principally from the sale of the face plates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we have returned all of our inventory of Michael Jordan edition of the Palm and will discontinue selling any products using the Michael Jordan name, likeness or image. All future sales are expected to be mobile handsets and mobile applications.

Cost of revenue for the three months ended September 30, 2002 decreased by $1,587 or 52.3% from $3,033 for the three months ended September 30, 2001 to $1,446 for the same period in 2002. Cost of revenue as a percentage of revenue was 35.8% and 78.9%, for the three months ended September 30, 2002 and 2001, respectively. The margins on the sale of face plates for cellular phone is much greater than the margin we experienced with the sale of Palms.

Product development costs for the three months ended September 30, 2002 decreased by $46,764 or 59.6% from $78,465 for the three months ended September 30, 2001 to $31,701 for the same period in 2002. The decrease in product development costs is a result of us spending less money on licenses for our new celebrity branded cellular phones and we did on licensing agreements and related expenses for the Palm.

General and administrative expenses for the three months ended September 30, 2002 increased by $189,053 or 80.6% from $234,697 for the three months ended September 30, 2001 to $423,750 for the same period in 2002. The increase is due to higher professional fees and higher salary expense.

Interest expense and financing costs for the three months ended September 30, 2002 increased by $141,136 or 123.6% from $114,190 for the three months ended September 30, 2001 to $255,326 for the same period in 2002. The increase is due to a charge taken in the 3rd quarter of 2002 related to a warrant issued to an investor that converted his $300,000 note payable into shares of common stock.


Nine  months  ended  September  30,  2002  vs.  September  30,  2001
--------------------------------------------------------------------

Revenue for the nine months ended September 30, 2002 decreased by $169,004 or 73.3% from $230,710 for the nine months ended September 30, 2001 to $61,706 for the same period in 2002. During the nine months ended September 30, 2001, we began selling the Claudia Schiffer edition of the Palm. Revenue for the nine months ended September 30, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of face plates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we have returned all of our inventory of Michael Jordan edition of the Palm and will discontinue selling any products using the Michael Jordan name, likeness or image. All future sales are expected to be mobile handsets and mobile applications.


Cost of revenue for the nine months ended September 30, 2002 decreased by $97,429 or 51.0% from $191,076 for the nine months ended September 30, 2001 to $93,647 for the same period in 2002. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 151.8% and 82.8%, for the nine months ended September 30, 2002 and 2001, respectively. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the nine months ended September 30, 2002 decreased by $193,554 or 53.8% from $359,960 for the nine months ended September 30, 2001 to $166,406 for the same period in 2002. The significant decrease in product development costs is a result of us spending less money on the development of our websites, producing content for our radio shows, royalties and license fees.

General and administrative expenses for the nine months ended September 30, 2002 decreased by $133,829 or 15.4% from $870,089 for the nine months ended September 30, 2001 to $736,260 for the same period in 2002. The decrease is due to a decrease in legal fees associated with the Tyra Banks litigation in 2001 and the gain recognized on the settlement agreement with Michael Jordan of $111,662 in 2002.

Interest expense and financing costs for the nine months ended September 30, 2002 increased by $163,689 or 88.9% from $184,141 for the nine months ended September 30, 2001 to $347,830 for the same period in 2002. The increase is due to a charge to financing costs in 2002 of $71,250 related to the issuance of 45,000 shares of common stock to investors for not registering their shares in a timely manner and the issuance of 300,000 warrants valued at $244,701 issued to an investor who converted a $300,000 note payable into shares of common stock, offset by a decrease in interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate.

                         LIQUIDITY AND CAPITAL RESOURCES


In 2001, we raised net proceeds of $1,371,700 in private placement offerings of our common stock. During the nine months ended September 30, 2002, we raised net proceeds of $1,452,250 in a private placement offering of our common stock.

We have incurred net losses since our inception of $14,483,251. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Item 3.     Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.     OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds

During the three months ended September 30, 2002, the Company issued 440,000 shares of common stock in a private placement offering that resulted in gross proceeds of $440,000. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.


Item 3.     Defaults Upon Senior Securities


None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



(b)     Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Legend  Mobile,  Inc.


                                   By:  /s/  Peter  Klamka
                                   ---------------------
                                   Peter  Klamka
                                   Chief  Executive  Officer  and  Principal
                                   Accounting  Officer


Date:  November 19, 2002

                                                                    Exhibit 99.1

           CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Legend Mobile, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Peter Klamka
----------------
Peter Klamka
Chief Executive and Chief
Financial Officer
Date: November 19, 2002

                                                                    Exhibit 99.2
                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                         THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, Chairman and Chief Executive Officer of Legend Mobile, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Legend Mobile, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Peter Klamka
----------------
Peter Klamka
CEO and CFO
(Principal Executive and Financial Officer)
Date: November 19, 2002