Form 10KSB
period 2002-12-31
LEGEND MOBILE INC
filed 2003-05-21
CIK 1061169

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934   (NO FEE REQUIRED)

         For the transition period from _____ to _____

                          Commission File No. 000-24835

                               LEGEND MOBILE, INC.
                               -------------------
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                       38-3399098
           --------                                       ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   450 SOUTH WAGNER ROAD, ANN ARBOR, MI 48104
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (734) 327-9556
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                          -----------------------------
                                (Title of Class)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $61,826.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on December 31, 2002 was $6,170,974.

The number of shares outstanding of the issuer's common stock as of December 31, 2002 was 8,579,936.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                  OUR BUSINESS

We are a developer and marketer of mobile accessories such as faceplates for cellular phones, mobile data services, and mobile applications. We have licensing agreements with a number of popular licensors including Nelly, Christina Aguilera, Playboy Enterprises, Rusty Wallace, and the Arena Football League. We seek to sell our products through traditional retailers, online retailers, and through direct response channels. Our products are manufactured by third parties utilizing our designs and licensed trademarks.

                             OUR SOURCES OF REVENUE

SALES OF MOBILE ACCESSORIES

We derive our limited revenues substantially from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks.

SALES OF MOBILE GAMES

We also sell mobile games such as "Rapstar Featuring Nelly" and "On Tour with Christina Aguilera." We also sell SMS trivia games featuring both Nelly and Christina through an association with Air Games wireless to Tellus Mobility subscribers in the Canadian market. We are negotiating to market our games to carriers outside of the United States.

SALES OF MOBILE APPLICATIONS

We sell a Java based application for mobile phones called "Christina Everywhere." This product is available to Nextel subscribers that have the iDen services of phones. We have substantially completed the developed of Playboy Mobile.

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

                             MARKETING AND PROMOTION

We continually evaluate numerous ways to reach our potential customers and to promote our products. We intend to continue to promote our products through the following means:

         o On-site promotions. We are negotiating to sell and promote our Christina Aguilera products as part of her tour merchandising during her upcoming tour. We are also negotiating to sell our NASCAR associated products at stock car races.

         o Develop co-marketing and co-sales promotions. We are negotiating to sell our mobile accessories through additional carriers similar to our relationships with Nextel and Tellus Mobility.

         o Advertise our celebrity-branded phones and mobile software through traditional media such as radio, newspapers, magazines and television.

                                 GROWTH STRATEGY

We believe we have a strong collection of licenses to exploit in the fields of mobile games, mobile accessories, and mobile data. The company is targeting specific vertical markets such as youth, men, and sports fans. NASCAR is considered to be one of the fastest growing spectator sports in America with increasing attendance at its live events and increased viewership of its television products. Nelly and Christina Aguilera are two of the most popular recording artists in the United States have sold millions of CDs in the past several years.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2002, we had an accumulated deficit of $15,057,468. We expect to incur operating losses for the foreseeable future due to the significant expenses which we expect to incur in the continued development and marketing of the business we conduct. These expenses include substantial advance royalty payments that we have agreed to make to several models and celebrities in connection with license agreements.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2002 WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2002, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2002 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

WE NEED TO RAISE ADDITIONAL FUNDS TO FUND OUR BUSINESS OPERATIONS.

We need to raise additional funds because our cash flows have proven to be insufficient to fund operations, including our obligations to pay minimum royalties under our licensing agreements. We are currently in default on several of our licenses including Playboy Enterprises, Christina Aguilera, and several of our NASCAR drivers Mark Martin, Bill Elliott, and Jeremy Mayfield. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. We may raise funds through equity or debt financings, depending on our opportunities. If we raise additional funds by issuing equity securities, this will further dilute the interests of our current stockholders. If we raise additional funds by issuing debt securities, we will be subject to the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that our existing stockholders will provide any portion of our future financing requirements.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MOBILE PHONE, MOBILE ACCESSORY, MOBILE DATA AND GAMING, AND OPERATING SYSTEM SOFTWARE MARKETS. THIS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

As we attempt to expand into the mobile phone, accessory, and mobile services software markets, our future growth will depend on the commercial success of our Nelly, NASCAR associated and Christina Aguilera mobile devices. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do. This will make it difficult for us to compete successfully in the hand-held device and operating system software markets.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER'S SERVICES WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Our success will be largely dependent on the efforts of Peter Klamka, our Chairman, President and Chief Executive Officer, and his ability to forge new relationships with celebrities and to maintain such relationships, as well as to oversee the development and maintenance of our products. Our success will also be highly dependent on Mr. Klamka's ability, as well as the ability of others employed by us, to successful market new products and develop new products. The loss of his services would have a material adverse effect on our business and prospects.

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

EMPLOYEES

We presently employ two individuals, Peter Klamka, its President and Eric Joffe. Chris Giordano resigned as of January 2003 as Chief Operating Officer.

ITEM 2.  FACILITIES

We currently maintain our executive offices, consisting of 1,353 square feet of space, at 450 S. Wagner Road in Ann Arbor, Michigan. The monthly rent is $1,300 plus triple net expenses. The lease expires on February 2004.

ITEM 3.  LEGAL PROCEEDINGS

The Loni Z. Buck Matter

The Company is currently involved in litigation entitled Loni Z. Buck f/s/a Loni
Z. Spurkeland v. PTN Media, Inc. A Summons and Complaint was filed by Loni Z. Buck on or about May 12, 2001 in the Supreme Court of the State of New York County of New York seeking $67,750 in damages related to an investment in the Company. The parties to this action are involved in settlement negotiations at this time.

Other Litigation

The Company is a defendant in a matter involving the supplier of Palm cases. The total amount of the claim is $50,000. The Company has defenses due to the untimely delivery of product and quality issues. The Company is negotiating a settlement of this claim at this time for a lower amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on NASD Electronic Bulletin Board under the symbol LGMB. Prior to July 5, 2002, it traded under the symbol PTMN. The following table sets forth the range of high and low bid quotations for each of the prior nine (9) fiscal quarter. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                  High                  Low
         --------------------------------- -------------------- ----------------
         1st Quarter 2001                        $ 4.31                $ 1.13
         --------------------------------- -------------------- ----------------
         2nd Quarter 2001                        $ 3.80                $ 1.38
         --------------------------------- -------------------- ----------------
         3rd Quarter 2001                        $ 2.75                $ 1.15
         --------------------------------- -------------------- ----------------
         4th Quarter 2001                        $ 1.80                $ 1.01
         --------------------------------- -------------------- ----------------
         1st Quarter 2002                        $ 1.70                $ 1.30
         --------------------------------- -------------------- ----------------
         2nd Quarter 2002                        $ 1.45                $ 0.76
         --------------------------------- -------------------- ----------------
         3rd Quarter 2002                        $ 1.05                $ 0.54
         --------------------------------- -------------------- ----------------
         4th Quarter 2002                        $ 1.20                $ 0.60
         --------------------------------- -------------------- ----------------
         1st Quarter 2003                        $ 1.11                $ 0.12
         --------------------------------- -------------------- ----------------

As of December 31, 2002, there were 88 shareholders of record of our common stock. This does not include shares held in street names.

We have never declared dividends or paid any cash dividends on our capital stock and currently intend to retain all future earnings, if any, for use in the operation and development of our business. Therefore, you should not expect us to declare or pay any cash dividends on our Common Stock in the foreseeable future.

In 2002, the Company issued 1,215,750 shares of common stock in a private placement offering that resulted in gross proceeds of $1,215,750 less $178,500 in fees and commissions.

In addition, on September 1, 2002, the Company issued a note payable in the amount of $400,000 that accrues interest at 10% per annum. The principal and accrued interest is to be repaid one-half on February 28, 2003 and the remaining balance on May 31, 2003.

EQUITY COMPENSATION PLANS

There were no stock options issued in 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION

FORWARD LOOKING STATEMENTS

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

We are a developer and marketer of mobile accessories such as faceplates for cellular phones, mobile data services, and mobile applications. We signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using our rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that we have under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between Motorola and us. We are seeking additional licenses in the area of mobile phones and mobile applications. We have secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, we have concluded license agreements with five additional NASCAR drivers including, Rusty Wallace, Mark Martin, Jeff Burton, Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software. We recently signed a three year license agreement with Playboy that provides for us to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices.

Since our inception, we have incurred net losses of $15,057,468 and at December 31, 2002 current liabilities exceeded current assets by $1,758,124. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products in 2003.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, Michael Jordan and us entered into a settlement agreement pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. We have not made the payment due in October 2002 or the payment due in January 2003.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financing operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form l0-KSB.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

Revenue for the year ended December 31, 2002 decreased by $215,899 or 77.7% from $277,725 for the year ended December 31, 2001 to $61,826 for the same period in 2002. During the year ended December 31, 2001, we began selling the Claudia Schiffer edition of the Palm. Revenue for the year ended December 31, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of face plates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we have returned all our inventory of the Michael Jordan edition of the Palm and have discontinue selling any products using the Michael Jordan name, likeness or image. All future sales are expected to be mobile handsets and mobile applications.

Cost of revenue for the year ended December 31, 2002 decreased by $140,325 or 59.9% from $234,375 for the year ended December 31, 2001 to $94,050 for the same period in 2002. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 152.1% and 84.4%, for the years ended December 31, 2002 and 2001, respectively. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the year ended December 31, 2002 decreased by $1,463,736 or 89.4% from $1,637,142 for the year ended December 31, 2001 to
$173,406 for the same period in 2002. The significant decrease in product development costs is a result of us spending less money on the development of our websites, producing content for our radio shows, royalties and license fees.

General and administrative expenses for the year ended December 31, 2002 decreased by $565,090 or 32.4% from $1,743,268 for the year ended December 31, 2001 to $1,178,178 for the same period in 2002. The decrease is due to a decrease in legal fees associated with the Tyra Banks litigation in 2001 and the gain recognized on the settlement agreement with Michael Jordan of $111,662 in 2002 and less salary and general overhead in 2002 due to the reduction in our revenue.

Interest expense and financing costs for the year ended December 31, 2002 decreased by $203,388 or 30.0% from $676,234 for the year ended December 31, 2001 to $472,846 for the same period in 2002. In addition, to the interest we accrued on the outstanding notes payable, we also took a charge to financing costs of $71,250 related to the issuance of 45,000 shares of common stock to investors for not registering their shares in a timely manner, the issuance of 300,000 warrants valued at $244,701 issued to an investor who converted a $300,000 note payable into shares of common stock and a charge to financing costs of $80,870 related to the value of 90,000 warrants we issued to an investor as a penalty for not repaying a note payable on its due date. In 2001 interest expense included interest on the $1,000,000 promissory note issued by us in November 2000 that was subsequently converted into a royalty participation certificate in 2001, the financing charge associated with the issuance of 200,000 warrants issued in connection with the conversion of this promissory note into a profit participation certificate, and the financing charge associated with the issuance of 80,000 warrants in connection with the $400,000 in notes payable issued in August 2001.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, we raised net proceeds of $1,371,700 in private placement offerings of our common stock. During the year ended December 31, 2002, we raised net proceeds of $1,037,250 in a private placement offering of our common stock.

We have incurred net losses since our inception of $15,057,468. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers as follows:

     Name                         Age        Positions Held
     ----                         ---        --------------

     Peter Klamka                34         Chairman of the Board,
                                              CEO, Treasurer & Secretary

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

Mr. Klamka is involved in other business ventures, including the ownership and management other private businesses.

We have no employment or other written agreement with Mr. Klamka.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and others who own greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and other with greater than 10% beneficial owners.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                                              SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                                    -------------------------------------
                               ANNUAL COMPENSATION                          AWARDS             PAYOUTS
------------------------------------------------------------------ ------------------------- ------------
                                                         OTHER       RESTRICTED  SECURITIES
  NAME AND                                               ANNUAL        STOCK     UNDERLYING      LTIP
  PRINCIPAL         FISCAL                            COMPENSATION    AWARD(S)    OPTIONS/      PAYOUTS    ALL OTHER
  POSITION           YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)     COMPENSATION($)
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
  Peter Klamka,     2002      110,000                     -0-          -0-          -0-          -0-           -
 Chairman, CEO,     2001        -0-          -0-          -0-          -0-        384,500        -0-
   Treasurer &      2000        -0-          -0-          -0-          -0-          -0-          -0-
    Secretary
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------

                                                  INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES      PERCENT OF TOTAL
                                  UNDERLYING         OPTIONS/SARS GRANTED
                             OPTIONS/SARS GRANTED      TO EMPLOYEES IN         EXERCISE OR BASE
           NAME                      (#)                 FISCAL YEAR             PRICE ($/SH)        EXPIRATION DATE
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
       Peter Klamka                   -                       -%                      $-                    -
--------------------------- ----------------------- ----------------------- ----------------------- ------------------

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                          OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                        FISCAL YEAR END (#)     FISCAL YEAR END ($)
                                                                       ----------------------- -----------------------
                         SHARES ACQUIRED ON                                  EXERCISABLE/            EXERCISABLE/
        NAME                EXERCISE (#)        VALUE REALIZED ($)          UNEXERCISABLE           UNEXERCISABLE
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
     Peter Klamka                 -0-                    -0-                750,000/-0-               -0-/-0-
------------------------ ---------------------- ---------------------- ----------------------- -----------------------


STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. No additional options were granted in 2002.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our Common Stock beneficially owned on December 31, 2002 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.


   Name and Address                            Number of Shares
  of Beneficial Owner                           of Common Stock                    Percentage of
   Identity of Group                          Beneficially Owned             Beneficial Ownership (1)
   -----------------                          ------------------             ------------------------
Peter Klamka (2)                                 2,834,174 (3)                        30.38%

Chris Giordano (2)                                943,240 (4)                         10.36%

American Nortel (5)                                 730,000                            8.51%

All directors and officers as a group.             2,834,174                          30.38%
(1 person)

------------------
(1) Based on 8,579,936 shares outstanding as of December 31, 2002.

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

(5) American Nortel's address is 7201 East Camelback Road, Suite 320, Scottsdale, Arizona 85251.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

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

In April 1998, Mr. Klamka provided the Company with a revolving credit line with a maximum of $500,000 available. In September 1998, the Board of Directors of the Company authorized an increase in this line to $610,000, and in November and December 1998, further increases to $1,000,000 were authorized. Loans drawn on the credit line bear interest at a rate of 9% per annum from the date they are made and are payable by May 2001. Monies loaned were used to make certain payments to Niki Taylor's company, to provide a payment required under the Calendar Agreement with Claudia Schiffer, and for working capital. In January 2000 the current balance of $548,500 owed to Mr. Klamka was converted into 110,000 shares of Common Stock.

During the years ended December 31, 2002, 2001 and 2000, the Company paid Birchwood Capital Advisors Group, Inc. $0, $103,000 and 62,500, respectively, in commissions in connection with monies raised for the Company and for investor relations. Chris Giordano, our Chief Operating Officer, is an officer of Birchwood Capital Advisors Group, Inc.

During the year ended December 31, 2000, Mr. Giordano exercised 100,000 options to purchase the Company's common stock and executed a note payable in favor of the Company with a principal amount of $156,300.

PART IV

ITEM 13. EXHIBITS LIST

(a)               The following exhibits are submitted herewith:

3.1(1) Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998.

3.2(1)            By-Laws of PTN Media, Inc.

4.2(2)            PTN Media, Inc. 2000 Stock Option Plan

10.1(3)           Amendment to Palm, Inc. and PTN Media, Inc. Agreement of
                  October 5, 2000

10.2(3) License Agreement dated February 19, 2001 between 3 Wishes Production f/s/o Christina Aguilera and PTN Media, Inc.

10.3(4)           General Agreement dated July 28, 2000, between PTN Media, Inc.
                  and NeoHand, Inc.

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

10.6(4) Merchant and Partner Network Agreement dated May 8, 2000, between PTN Media, Inc. and Dynamic Trade Inc.

10.7(5) License Agreement dated January 4, 2001 between PTN Media, Inc. and Michael Jordan

10.8(6) License Supply and Distributor Agreement between PTN Media, Inc. and Motorola, Inc. dated February 25, 2002

10.9(6)           License Amendment between PTN Media, Inc. and Christina
                  Aguilera

21.1(7)           List of PTN Media, Inc. Subsidiaries

23.1(7)           Consent of Independent Certified Public Accountants
------------------

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

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 filed on December 11, 2000.

(5) Incorporated by reference from the Company's Form 8-K filed January 9, 2001.

(6) Incorporated by reference from the Company's Form 10KSB filed April 16, 2002

(6) Filed herewith.

(b) Reports on Form 8-K.

None.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEGEND MOBILE, INC.

Date:  May 20, 2003                        By: /S/ Peter Klamka
                                              ----------------------------------
                                              Peter Klamka, Chairman, President,
                                              Secretary and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                  DATE
---------                     -----                                  ----

                              Chairman, President,
                              Secretary and
/S/ Peter Klamka              Chief Executive Officer
-------------------------     (Principal Executive
Peter Klamka                  and Accounting Officer)           May 20, 2003

                                 CERTIFICATIONS

I, Peter Klamka, Chairman and CEO of Legend Mobile, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Legend Mobile, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                             /S/ Peter Klamka
                                             -----------------------------------
                                             Chairman, Secretary, President and
                                              Chief Executive Officer (Principal
                                              Accounting Officer)

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                      ------------------------------------

                                      INDEX

                                                                         PAGE(S)
                                                                         -------

INDEPENDENT AUDITORS' REPORT

     Report on consolidated financial statements for the years ended
     December 31, 2002 and 2001                                              F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2002                      F-3

     Consolidated Statements of Operations for the Years Ended
       December 31, 2002 and 2001                                            F-4

     Consolidated Statements of Changes in Shareholders' Deficit for the
       two years ended December 31, 2002                                     F-5

     Consolidated Statements of Cash Flows for Years Ended
        December 31, 2002 and 2001                                           F-6

     Notes to Consolidated Financial Statements                       F-8 - F-23

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders
Legend Mobile, Inc. (formerly PTN Media, Inc.)

We have audited the accompanying consolidated balance sheet of Legend Mobile, Inc. (formerly PTN Media, Inc.) and subsidiaries as of December 31, 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Mobile, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                           /s/ STONEFIELD JOSEPHSON, INC.
                                           ------------------------------
                                           STONEFIELD JOSEPHSON, INC.
                                           Certified Public Accountants

Santa Monica, California
May 16, 2003

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                           CONSOLIDATED BALANCE SHEET

                                   - ASSETS -

                                                                   December 31,
                                                                       2002
                                                                   -------------
CURRENT ASSETS:
     Other receivables                                             $     30,610
                                                                   -------------
TOTAL CURRENT ASSETS                                                     30,610

FIXED ASSETS - NET                                                        7,357
OTHER ASSETS                                                              2,226
                                                                   -------------
TOTAL ASSETS                                                       $     40,193
                                                                   =============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Bank overdraft                                                $        131
     Accounts payable                                                   206,883
     Accrued expenses                                                   604,514
     Accrued interest                                                   120,956
     License fee payable                                                200,000
     Notes payable                                                      656,250
                                                                   -------------
TOTAL CURRENT LIABILITIES                                             1,788,734
                                                                   -------------

PROFIT PARTICIPATION OBLIGATION                                       1,000,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $0.01 par value;
         1,000,000 shares authorized,
         2,350 shares issued and outstanding                                 24
     Common stock, $0.001 par value;
         10,000,000 shares authorized,
         8,579,936 shares issued and outstanding                          8,580
     Additional paid-in capital                                      12,456,623
     Shareholder receivable                                            (156,300)
     Accumulated deficit                                            (15,057,468)
                                                                   -------------
TOTAL SHAREHOLDERS' DEFICIT                                          (2,748,541)
                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     40,193
                                                                   =============

The accompanying notes are an integral part of these consolidated financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      2002              2001
                                                  ------------      ------------

REVENUE                                           $    61,826       $   277,725

COST OF REVENUE                                        94,050           234,375
                                                  ------------      ------------

GROSS PROFIT (LOSS)                                   (32,224)           43,350
                                                  ------------      ------------

OPERATING EXPENSES:
   Product development                                173,406         1,637,142
   General and administrative expenses              1,178,178         1,743,268
                                                  ------------      ------------

TOTAL OPERATING EXPENSES                            1,351,584         3,380,410
                                                  ------------      ------------

LOSS FROM OPERATIONS                               (1,383,808)       (3,337,060)
                                                  ------------      ------------

INTEREST EXPENSE AND FINANCING COSTS                 (472,846)         (676,234)
                                                  ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (1,856,654)       (4,013,294)

PROVISION FOR INCOME TAXES                                 --                --
                                                  ------------      ------------

NET LOSS                                          $(1,856,654)      $(4,013,294)
                                                  ============      ============

BASIC AND DILUTED
   LOSS PER COMMON SHARE                          $     (0.24)      $     (0.72)
                                                  ============      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED           7,684,358         5,563,580
                                                  ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                                                          (FORMERLY PTN MEDIA, INC.)
                                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                             Preferred Stock      Common Stock   Additional
                                              --------------  ------------------   Paid-in   Shareholder  Accumulated      Total
                                              Shares  Amount    Shares   Amount    Capital    Receivable    Deficit      (Deficit)
                                              ------  ------  ---------  ------- ----------- -----------  -----------  -----------

Balance, December 31, 2000                     2,350      24  4,632,962   4,633   7,319,471          -    (9,187,520)  (1,863,392)

Shares issued in exchange for accrued interest                   25,000      25      53,933                                53,958
Shares issued in payment of professional fees                   115,000     115     213,635                               213,750
Shares issued in payment of license fees                         40,000      40      70,510                                70,550
Exercise of options for note receivable                         100,000     100     156,200   (156,300)                         -
Shares issued in exchange for Fragrancedirect
  stock                                                         173,999     174        (174)                                    -

Waiver of compensation payable                                                      100,000                               100,000
Shares issued in private placements, net                      1,437,200   1,437   1,370,263                             1,371,700
Fair value of warrants issued in
  connection with notes payable                                                      99,317                                99,317
Fair value of warrants issued in connection
  with conversion of promissory note to
  profit participation obligation                                                   491,331                               491,331
Fair value of warrants issued in
  connection with professional services                                             407,000                               407,000
Net loss for year                                                                                         (4,013,294)  (4,013,294)
                                              ------  ------  ---------  ------- ----------- -----------  -----------  -----------

Balance, December 31, 2001                     2,350      24  6,524,161   6,524  10,281,486   (156,300)  (13,200,814)  (3,069,080)
Shares issued in payment of professional fees                   445,667     446     337,121                               337,567
Shares issued in exchange for
  Fragrancedirect stock                                           1,000       1          (1)                                    -
Shares issued in private placements, net                      1,215,750   1,216   1,036,034                             1,037,250
Shares issued for financing costs                                45,000      45      71,205                                71,250
Shares issued in connection with conversion
   of note payable                                              348,358     348     348,010                               348,358
Fair value of warrants issued in
  connection with conversion of notes payable                                       244,701                               244,701
Fair value of warrants issued as penalty                                             80,870                                80,870
Fair value of warrants issued in
  connection with professional services                                              57,197                                57,197
Net loss for year                                                                                         (1,856,654)  (1,856,654)
                                              ------  ------  ---------  ------- ----------- -----------  -----------  -----------

BALANCE, DECEMBER 31, 2002                     2,350  $   24  8,579,936 $ 8,580 $12,456,623  $(156,300) $(15,057,468) $(2,748,541)
                                              ======  ======  ========= ======= ===========  ===========  ============= ============

The accompanying notes are an integral part of these consolidated financial statements.


                                LEGEND MOBILE, INC. AND SUBSIDIARIES
                                     (FORMERLY PTN MEDIA, INC.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                              2002              2001
                                                                          ------------      ------------
Cash flows from operating activities:
   Net loss                                                               $(1,856,654)      $(4,013,294)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation of fixed assets                                            10,255            14,272
       Warrants and shares issued for professional and
         legal fees and financing costs                                        57,197           620,750
       Waiver of compensation payable                                              --           100,000
       Shares issued for services, license fees and production costs          337,567            70,550
       Shares and warrants  issued for financing costs                        152,120                --
       Fair value of warrants issued in connection with
         promissory note                                                      244,701            99,317
       Fair value of warrants issued in connection with
         conversion of promissory note to profit
         participation obligation                                                  --           491,331
       Gain on settlement agreement                                          (111,662)               --
       Write off of advances to officers                                       50,000                --
       Write down of other receivable                                          14,966                --
   Changes in operating assets and liabilities:
     Increase (decrease) in receivables                                        13,203           (58,779)
     Increase (decrease) in inventory                                          88,160          (132,748)
     Decrease in deposits and prepaid expenses                                 14,726            97,289
     Increase in accounts payable and accrued expenses                        163,818           134,998
     Increase (decrease) in license fees payable                             (625,000)          367,500
                                                                          ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                      (1,446,603)       (2,208,814)
                                                                          ------------      ------------
Cash flows from investing activities:
   Purchase of fixed assets                                                    (4,800)           (2,500)
   Advance to officers                                                             --           (50,000)
                                                                          ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                          (4,800)          (52,500)
                                                                          ------------      ------------
Cash flows from financing activities:
   Cash overdraft                                                                 131                --
   Proceeds from notes payable                                                400,000           400,000
   Proceeds from sale of common and preferred stock, net                    1,037,250         1,371,700
                                                                          ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,437,381         1,771,700
                                                                          ------------      ------------
DECREASE IN CASH                                                              (14,022)         (489,614)

CASH, BEGINNING OF PERIOD                                                      14,022           503,636
                                                                          ------------      ------------

CASH, END OF PERIOD                                                       $        --       $    14,022
                                                                          ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                            Year Ended December 31,
                                                               2002              2001
                                                          ---------------  ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                      $            -   $             -
                                                          ===============  ================

       Income taxes paid                                  $            -   $             -
                                                          ===============  ================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 2001, (i) the Company converted $53,958 of accrued interest in exchange for 25,000 shares of common stock, (ii) the Company issued 115,000 shares of common stock for legal and professional services valued at $213,750, (iii) the Company issued 40,000 shares of common stock for license fees valued at $70,550, (iv) the Company issued 173,999 shares of common stock in exchange for 173,999 shares of Fragrancedirect.com, Inc. common stock valued resulting in Legends ownership increasing from 83% to 89%, (v) the Company issued 80,000 warrants in connection with two notes payable whose fair value is estimated to be $99,317, (vi) the Company issued 400,000 warrants in connection with professional services whose fair value is estimated to be $407,000, (vii) the Company issued 200,000 warrants in connection with the conversion of a $1,000,000 promissory note into a profit participation obligation whose fair value is estimated to be $491,331, (viii) the Company recognized additional paid in capital of $100,000 related to the waiver of payment of compensation by the Company's CEO, and (ix) the Company issued 100,000 shares of common stock pursuant to the exercise of an employee stock option in exchange for a note receivable of $156,300.

     During 2002, (i) the Company issued 445,667 shares of common stock for professional services valued at $337,567, (ii) the Company issued 1,000 shares of common stock in exchange for 1,000 shares of Fragrancedirect.com, Inc. common stock valued resulting in Legend's ownership increasing from 89% to 90%, (iii) the Company issued 45,000 shares of common stock for financing costs valued at $71,250, (iv) the Company issued 300,000 warrants in connection the conversion a notes payable into equity whose fair value is estimated to be $244,701, (v) the Company issued 50,000 warrants in connection with professional services whose fair value is estimated to be $57,197, (vi) the Company issued 348,358 shares of common stock in connection with the conversion of $348,358 of notes payable into equity, and (vii) the Company issued 90,000 warrants to an investor as a penalty for paying the note on its due date valued at $80,870.

The accompanying notes are an integral part of these consolidated financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   1   -     DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

                 Legend Mobile, Inc., formerly, PTN Media, Inc. (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. The Company was in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 since its inception to December 31, 2000 and had accumulated a deficit while in the development stage of $9,187,520. Effective January 1, 2001, the Company was no longer considered to be in the development stage as it began selling its Claudia Schiffer edition of the Palm. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc

                 The Company is a developer and marketer of mobile accessories such as faceplates for cellular phones, mobile data services, and mobile applications. The Company has licensing agreements with a number of popular licensors including Nelly, Christina Aguilera, Playboy Enterprises, Rusty Wallace, and the Arena Football League. The Company seeks to sell our products through traditional retailers, online retailers, and through direct response channels. The Company's products are manufactured by third parties utilizing our designs and licensed trademarks.

                 In July 1999, the Company formed, FragranceDirect.com, Inc. ("Fragrance"), a majority owned subsidiary. Through this entity, the Company sells fragrance products over the Internet.

                 In February 2001, the Company formed a new wholly owned subsidiary, PTN Wireless, Inc. There was no activity in this subsidiary during the year ended December 31, 2001.

                 The Company, since its inception, has incurred net losses of $15,057,468 and at December 31, 2002 current liabilities exceeded current assets by $1,758,124. In addition, the Company is delinquent in certain payments due for license fees and notes payable. The Company also raised $1,000,000 in 2000 by issuing a promissory note. In 2001, the Company raised net proceeds of $1,371,700 in private placement offerings of its common stock. In addition, in 2002, the Company raised net proceeds of $1,037,250 in private placement offerings of its common stock. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products in 2003.

                 The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                 Revenue Recognition:
                 --------------------

                 The Company generates revenue from the sale of products on its web sites and through other channels. The Company recognizes revenue for these product sales when the product is shipped to the customer. Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                 Stock Based Compensation:
                 -------------------------

                 SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees. The Company uses the fair value method for options granted to non-employees.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                 Earnings (Loss) Per Share:
                 --------------------------

                 The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2002 and 2001 because the effect would have been anti-dilutive:

                                                                               2002          2001
                                                                         ------------  -------------
                  Conversion of Series A preferred stock                       47,000         47,000
                  Stock options issued to employees and consultants
                      under the Company's stock option plan                 1,150,000      1,150,000
                  Stock options issued outside of plan                         25,000         25,000
                  Warrants issued with Series A preferred                           -              -
                  Warrants issued to officers                                 231,000        231,000
                  Warrants issued for services                                650,000        600,000
                  Warrants issued with notes                                  180,000        235,000
                  Warrants issued for penalty                                  90,000              -
                  Warrants issued with note conversion                        500,000        200,000
                                                                         ------------  -------------
                                                                            2,873,000      2,488,000
                                                                         ============  =============

                 Fair Value of Financial Instruments:
                 ------------------------------------

                 The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company's financial instruments, including cash, other receivables, accounts payable and accrued expenses, and license fees payable, the carrying amounts approximate fair value due to their short maturities. The amounts shown for short-term loans also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                 Comprehensive Income:
                 ---------------------


                 Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of other comprehensive income in any period presented.

                 Recently Issued Accounting Pronouncements:
                 ------------------------------------------

                 In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary. The Company adopted SFAS No. 141 on July 1, 2001, which had no impact its financial position or results of operations.

                 In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adoptedSFAS No. 142 on January 1, 2002, which had no material impact on its financial position or results of operations.

                 In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company adopted SFAS No. 143, which had no material impact to the Company's financial position or results of operations.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                 Recently Issued Accounting Pronouncements, continued
                 ----------------------------------------------------

                 In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 143, which had no material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                 In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, which had no material impact to the Company's financial position or results of operations as the Company has not engaged in these activities.

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

                 In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                 Recently Issued Accounting Pronouncements, continued
                 ----------------------------------------------------

                 In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                 In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is
                 (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." The Company has adopted these issues in 2002, which did not have a material impact on the Company's financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                 Recently Issued Accounting Pronouncements, continued
                 ----------------------------------------------------

                 In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                 Minority Interest:
                 ------------------

                 Minority interest represents the minority shareholders' proportionate share of the equity of Fragrance. During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Fragrance. Fragrance, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Fragrance had a negative carrying value. The increase in capitalization of Fragrance resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Fragrance. Accordingly, the Company has accounted for the change in its proportionate share of Fragrance's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements. During 2001, three of the Fragrance shareholders exchanged 173,999 shares of Fragrance common stock for 173,999 shares of the Company's common stock. During 2002, one of the Fragrance shareholders exchanged 1,000 shares of Fragrance common stock for 1,000 shares of the Company's common stock. The accompanying consolidated financial statements do not reflect a minority interest liability as of December 31, 2002 as Fragrance, on a stand-alone basis, had a shareholders' deficit as of such date. The accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001 do not reflect the minority interest's share of Fragrance's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

                 Concentration of Credit Risk:
                 -----------------------------

                 Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high-credit, quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2002, there were no uninsured portions of the balances held at these financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   3   -     FIXED ASSETS:

                 Fixed assets at December 31, 2002 consisted of the following:

                                                                      2002
                                                                   ----------
                  Computer equipment                               $   46,794
                  Furniture and fixtures                                3,452
                                                                   ----------
                                                                       50,246
                      Less accumulated depreciation                    42,889
                                                                   ----------
                           Total                                   $    7,357
                                                                   ==========

                  Depreciation expense for the years ended December 31, 2002 and 2001 was $10,255 and $14,272, respectively.

NOTE   4   -     LICENSE FEES PAYABLE:

                  A summary of the guaranteed minimum payments as of December 31, 2002, is as follows:

                                                                                             Balance
                                                       Guaranteed             Less          Owed as of
                                                         Minimum            Amounts          December
                                                        Royalties             Paid          31, 2002
                                                     ----------------    --------------   --------------
                 Tyra Banks Web Site                 $        100,000    $    (100,000)   $           -
                 Tyra Banks Calendar                          100,000         (100,000)               -
                 Claudia Schiffer Web Site                  1,200,000       (1,000,000)          200,000
                 Chely Wright Web Site                        125,550         (125,550)               -
                 Mandy Moore Web Site                         137,500         (137,500)               -
                 Daisy Fuentes Host Agreement                  75,000          (75,000)               -
                 Michael Jordan Palm License                2,500,000       (1,875,000)               (1)
                 Christina Aguilera License                   150,000         (150,000)                -
                                                     ----------------    --------------   --------------
                                                     $      4,388,050    $  (3,563,050)   $      200,000
                                                     ================    ==============   ==============

                  (1) On June 27, 2002, the Company and Michael Jordan entered into a settlement agreement pursuant to a three year agreement between the Company and Mr. Jordan dated December 27, 2000. The settlement calls for the Company to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, the Company has recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. The Company has not made the payment due in October 2002 nor the payment due in January 2003. Since the Company is in default on the amounts due to Mr. Jordan, it has accrued interest in accordance with the terms of the contract.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   5   -     NOTES PAYABLE:

                 In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The 45,000 warrants issued, which expired in July 2001, entitle the holders to purchase 45,000 shares of common stock at an exercise price of $3.00 per share, the deemed fair value of the warrants at the time of issuance. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250 continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of December 31, 2002 aggregated to $11,000.

                 In July and August of 1999, the Company's subsidiary, Fragrance issued 10% promissory notes aggregating to $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Fragrance common stock. In addition, Fragrance issued to the note holders an aggregate of 96,000 two-year stock purchase warrants to purchase Fragrance common stock at $3.50 per share. During the year ended December 31, 2002, two note holders converted principal and accrued interest of $35,000 and $13,358 into 48,358 shares of the Company's common stock. As of December 31, 2002, $125,000 of these notes and accrued interest of $42,709 are still outstanding. These notes are in default at December 31, 2002.

                 In August 2001, the Company issued two notes payable totaling $400,000. One of the notes was payable in 60 days and the other was payable in 14 days. These notes have not been repaid. In connection with the issuance of these two notes, the Company granted the note holders an aggregate of 80,000 warrants to purchase the Company's common stock at $1 per share. The Company has determined that the fair value of these warrants to be $99,317 and has recognized the expense in the accompanying statement of operations. The Company used the Black-Scholes model to determine the fair value of these warrants with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighed-average risk-free interest rate of approximately 4.0%, and (iv) expected life of 3 years. In July 2002, the Company converted one of these notes totaling $300,000 into 300,000 shares of its common stock and issued 300,000 warrants to purchase the Company's common stock at $1 per share. The value of the warrants issued of $244,701 was determined using the Black-Scholes model and this amount has been recorded as financing costs in the accompanying statement of operations. The assumptions were used to determine the fair value of these 300,000 warrants: (i) dividend yield of 0%, (ii) expected volatility of 129%, (iii) weighed-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 5 years. The Company did not repay the $100,000 note on its due date (and has not yet repaid the note) and issued the investor 90,000 warrants as a penalty valued at $80,870.

                 In addition, on September 1, 2002, the Company issued a note payable in the amount of $400,000 that accrues interest at 10% per annum. The principal and accrued interest is to be repaid one-half on February 28, 2003 and the remaining balance on May 31, 2003. The Company has not made the February 28, 2003 payment. Interest accrued as of December 31, 2002 amounted to $13,333.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   6   -     ADVANCE TO OFFICERS:

                 The Company also advanced $50,000 to a company that the Company's officers have an ownership interest. The advance is non-interest bearing. The advance was forgiven in 2002 and was expensed as compensation to the officer.

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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                 In 2002, the Company issued 1,215,750 shares of common stock in a private placement offering that resulted in gross proceeds of $1,215,750 less $178,500 in fees and commissions.

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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   8   -     SHAREHOLDERS' EQUITY, CONTINUED:

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

                 The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock options issued to employees It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2002 and 2001 (For the years ended December 31, 2002 and 2001, the Company had no stock based employee compensation expense included in net loss.


                                                                        2002             2001
                                                                 ---------------  ----------------
                  Net loss
                      As reported                                $   (1,856,654)  $     (4,013,294)
                      Pro forma                                  $   (1,856,654)  $     (5,110,059)

                  Basic and diluted loss per common share
                      As reported                                $        (0.24)  $         (0.72)
                      Pro forma                                  $        (0.24)  $         (0.92)



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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE   9   -     STOCK OPTIONS, CONTINUED:

                 Stock Option Plan, continued
                 ----------------------------

                 The following is table summarizes the options and warrants outstanding:

                                                                  Weighted-                          Weighted-
                                                    Stock          Average                             Average
                                                   Option          Exercise                            Exercise
                                                     Plan             Price           Warrants            Price
                                               ---------------  ----------------  ---------------  ----------------
                  Balance, December 31,
                    2000                               506,000  $           3.82          551,534  $           4.00
                    Granted                            769,000  $           1.26          911,000  $           2.02
                    Exercised                         (100,000) $           1.56                -  $              -
                    Canceled                                 -  $              -         (196,534)  $           4.54
                                               ---------------                    ---------------

                  Balance, December 31,
                    2001                             1,175,000  $           2.34        1,266,000  $           2.49
                    Granted                                  -  $              -                -  $              -
                    Exercised                                -  $              -                -  $              -
                    Canceled                                 -  $              -                -  $              -
                                               ---------------                    ---------------

                  Balance, December 31,
                    2002                             1,175,000  $           2.34        1,266,000  $           2.49
                                               ===============                    ===============

                  Exercisable, December
                    31, 2002                         1,175,000  $           2.34        1,266,000  $           2.49
                                               ===============                    ===============

                 There were no options available for future grant at December 31, 2002 under the Company's Plans.

                 The weighted average remaining contractual life of options outstanding issued under the Plans is 6.48 years at December 31, 2002. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2002 ranged from $1.125 to $4.50. No compensation expense was recognized as a result of the issuance of stock options during the year ended December 31, 2002.

                 For options granted during the year ended December 31, 2002 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.79 and the weighted-average exercise price of such options was $1.27. For options granted during the year ended December 31, 2001 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.82 and the weighted-average exercise price of such options was $1.24.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  10  -      INCOME TAXES

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 2002. Deferred tax assets at December 31, 2002 and 2001 consist primarily of the tax effect of a net operating loss carry forwards which amount to approximately $4,788,000 and $4,046,000, respectively. The net operating loss carryforwards begin to expire in 2012. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2002 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

                  The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2002 and 2001 is as follows:

                                                                 2002              2001
                                                            ---------------  ----------------
                      Federal income tax rate                        (34.0%)           (34.0%)
                      State tax, net of federal benefit               (6.0%)            (6.0%)
                      Increase in valuation allowance                 40.0%             40.0%
                                                            ---------------  ----------------

                      Effective income tax rate                        0.0%              0.0%
                                                            ===============  ================

NOTE  11   -     COMMITMENTS AND CONTINGENCIES:

                 Operating Leases:
                 -----------------

                 Effective January 2003, the Company entered into a one-year lease for office space. Annual lease commitments for the next two years and in the aggregate are:

                                       2003                            14,300
                                       2004                             1,300
                                                                   ----------
                                                                   $   15,600
                                                                   ==========

                 Rent expense for the years ended December 31, 2002 and 2001 aggregated to $31,965 and $23,029, respectively.

                 Employment Agreements:
                 ----------------------

                 The Chairman/President of the Company is entitled to receive an annual base salary of $100,000 from the Company. In
                 2002 this amount was included in accrued liabilities. In 2001 and this individual did not received payment of his salary in the amounts of $100,000 and, accordingly, such amount has been presented as a contribution to the Company's additional paid-in capital.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                           (FORMERLY PTN MEDIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  11   -     COMMITMENTS AND CONTINGENCIES, CONTINUED:

                 Legal Proceedings
                 -----------------

                 The Company is currently involved in litigation entitled Loni
                 Z. Buck f/s/a Loni Z. Spurkeland v. PTN Media, Inc. A Summons and Complaint was filed by Loni Z. Buck on or about May 12, 2001 in the Supreme Court of the State of New York County of New York seeking $67,750 in damages related to an investment in the Company. The parties to this action are involved in settlement negotiations at this time.

                 The Company is a defendant in a matter involving the supplier of Palm cases. The total amount of the claim is $50,000. The Company has defenses due to the untimely delivery of product and quality issues. The Company is negotiating a settlement of this claim at this time for a lower amount.

NOTE  12   -     RELATED PARTY TRANSACTIONS:

                 During the years ended December 31, 2002 and 2001, the Company paid $0 and $103,000 to a firm that the Company's former Chief Operating Officer is an owner. The payments were for investor relations and assistance with raising debt and equity capital.