Form 10QSB
period 2003-03-31
LEGEND MOBILE INC
filed 2003-06-17
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                   450 SOUTH WAGNER ROAD, ANN ARBOR, MI 48104
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2003 - 8,627,436 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                               LEGEND MOBILE, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2003         2

           Condensed Consolidated Statements of Operations for
           the three and three months ended March 31, 2003 and 2002          3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2003 and 2002                    4

           Notes to Condensed Consolidated Financial Statements             5-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-12

Item 3.    Controls and Procedures                                          12


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                13

Item 2.    Change in Securities and Use of Proceeds                         13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003
                                   (Unaudited)

                      ASSETS
CURRENT ASSETS:
     Cash                                                          $      6,517
                                                                   -------------
TOTAL CURRENT ASSETS                                                      6,517

FIXED ASSETS, NET                                                         5,891
OTHER ASSETS                                                              2,226
                                                                   -------------
TOTAL ASSETS                                                             14,634
                                                                   =============

       LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    960,561
     License fees payable                                               200,000
     Notes payable                                                      656,250
                                                                   -------------
TOTAL CURRENT LIABILITIES                                             1,816,811
                                                                   -------------
PROFIT PARTICIPATION OBLIGATION                                       1,000,000
COMMITMENTS AND CONTINGENCIES                                                 -
SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,225 shares issued and outstanding                       22
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 8,627,436 shares issued and outstanding                8,627
     Additional paid-in capital                                      12,503,147
     Stock subscription receivable                                     (156,300)
     Accumulated deficit                                            (15,157,673)
                                                                   -------------
TOTAL SHAREHOLDERS' DEFICIT                                          (2,802,177)
                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     14,634
                                                                   =============

                 See accompanying notes to financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         FOR THE THREE
                                                          MONTHS ENDED
                                                            MARCH 31,
                                                  ------------------------------
                                                      2003              2002
                                                  ------------      ------------

REVENUE                                           $     5,647       $    24,892

COST OF REVENUE                                         1,129            21,324
                                                  ------------      ------------

GROSS PROFIT                                            4,518             3,568

EXPENSES:
      Product development                                  --            24,070
      Selling, general and administrative              56,609           163,175
                                                  ------------      ------------
TOTAL EXPENSES                                         56,609           187,245
                                                  ------------      ------------

LOSS FROM OPERATONS                                   (52,091)         (183,677)
                                                  ------------      ------------

OTHER EXPENSES:
      Interest expense                                (48,114)          (81,875)
                                                  ------------      ------------
TOTAL OTHER EXPENSES                                  (48,114)          (81,875)
                                                  ------------      ------------

NET LOSS                                          $  (100,205)      $  (265,552)
                                                  ============      ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                                      $     (0.01)      $     (0.04)
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                   8,619,742         6,787,017
                                                  ============      ============

                 See accompanying notes to financial statements.


                           LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                    FOR THE THREE
                                                                    MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                2003            2002
                                                             ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(100,205)      $(265,552)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                               1,466           3,872
      Issuance of shares for license fees/services                  --           6,400
      Issuance of shares for financing costs                        --          71,250
      Issuance of warrants for services/financing costs          6,403              --
  Changes in operating assets and liabilities:
    Accounts receivable                                             --            (744)
    Inventory                                                       --          17,324
    Other receivables                                           30,610              --
    Accounts payable and accrued expenses                       48,374          37,266
    License fees payable                                            --        (300,000)
                                                             ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                          (13,352)       (430,184)
                                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to officers                                              --         (25,000)
  Purchase of fixed assets                                          --          (4,800)
                                                             ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                               --         (29,800)
                                                             ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease is cash overdraft                                      (131)             --
  Proceeds from private placement offerings, net                20,000         462,250
                                                             ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       19,869         462,250
                                                             ----------      ----------

INCREASE IN CASH                                                 6,517           2,266

CASH, BEGINNING OF PERIOD                                           --          14,022
                                                             ----------      ----------

CASH, END OF PERIOD                                          $   6,517       $  16,288
                                                             ==========      ==========

                      See accompanying notes to financial statements.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                       18




NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
                 UNCERTAINTY:

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The Company was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc

The Company is a developer and marketer of mobile accessories such as faceplates for cellular phones, mobile data services, and mobile applications. The Company has licensing agreements with a number of popular licensors including Nelly, Christina Aguilera, Playboy Enterprises, Rusty Wallace, and the Arena Football League. The Company seeks to sell its products through traditional retailers, online retailers, and through direct response channels. The Company's products are manufactured by third parties utilizing our designs and licensed trademarks.

The Company, since its inception, has incurred net losses of $15,157,673 and at March 31, 2003 current liabilities exceeded current assets by $1,810,294. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2002, the Company raised net proceeds of $1,037,250 in private placement offerings of its common stock and has been able to raise $20,000 from the sale of its common stock in 2003. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products through out the remainder of 2003.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2002 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.


NOTE 2 - COMMON STOCK:

In January 31, 2003, the Company issued 20,000 shares of common stock in a private placement offering that resulted in gross proceeds of $20,000. Also, in January 2003, the Company issued 25,000 shares of common stock as payment for $20,166 of debt.

In February 2003, the Company issued 2,500 shares of common stock for the conversion of 125 shares of Series A preferred stock.


NOTE 3 - PROFIT PARTICIPATION OBLIGATION:

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

NOTE 4 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine ended March 31, 2003 and 2002 because the effect would have been anti-dilutive:

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                    2003                 2002
                                                              ----------------     ----------------
   Conversion of Series A preferred stock                               47,000               47,000
   Stock options issued to employees and consultants
       under the Company's stock option plan                         1,150,000            1,150,000
   Stock options issued outside of plan                                 25,000               25,000
   Warrants issued to officers                                         231,000              231,000
   Warrants issued for services                                        650,000              600,000
   Warrants issued with note conversion                                500,000              200,000
   Warrants issued for penalty                                         108,000                    -
   Warrants issued with notes                                          180,000              180,000
                                                              ----------------     ----------------
                                                                     2,891,000            2,433,000
                                                              ================     ================

NOTE 5 - JORDAN AGREEMENT

On June 27, 2002, the Company and Michael Jordan entered into a settlement agreement pursuant to a three year agreement between the Company and Mr. Jordan dated December 27, 2000. The settlement calls for the Company to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, the Company had recognized a gain of $111,662 which was included in general and administrative expenses in the statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. The Company has not made the payment due in October 2002 nor the payment due in January 2003. Since the Company is in default on the amounts due to Mr. Jordan, it has accrued interest in accordance with the terms of the contract.

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


NOTE 8 - SUBSEQUENT EVENT

In May 2003, the Company's CEO loaned the Company approximately $35,000 which was used to pay Company related expenses.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Since our inception, we have incurred net losses of $15,157,673 and at March 31, 2003 current liabilities exceeded current assets by $1,810,294. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products through out the remainder of 2003.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, we entered into a settlement agreement with Michael Jordan pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which was included in general and administrative expenses in the statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. We have not made the payment due in October 2002 or the payment due in January 2003. Since we are in default on the amounts due to Mr. Jordan, we have accrued interest in accordance with the terms of the contract.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended December, 31, 2002.

Results of Operations

Three months ended March 31, 2003 vs. March 31, 2002

Revenue for the three months ended March 31, 2003 decreased by $19,245 or 77.3% from $24,892 for the three months ended March 31, 2002 to $5,647 for the same period in 2003. Revenue for the three months ended March 31, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of face plates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we discontinued selling any products using the Michael Jordan name, likeness or image effective July 1, 2002. Revenue for the three months ended March 31, 2003 was from the sale of face plates for cellular phones.

Cost of revenue for the three months ended March 31, 2003 decreased by $20,195 or 94.7% from $21,324 for the three months ended March 31, 2002 to $1,129 for the same period in 2003. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 19.9% and 85.7% for the three months ended March 31, 2003 and 2002, respectively. The face plates have a much higher gross margin than did the Michael Jordan edition of the Palm.

Product development costs for the three months ended March 31, 2003 decreased by $24,070 or 100% from $24,070 for the three months ended March 31, 2002 to $0 for the same period in 2003. We did not have any money to spend on product development during the three months ended March 31, 2003.

General and administrative expenses for the three months ended March 31, 2003 decreased by $106,566 or 65.3% from $163,175 for the three months ended March 31, 2002 to $56,609 for the same period in 2003. The decrease is due to limited cash which required us to significantly reduce our overhead.

Interest expense and financing costs for the three months ended March 31, 2003 decreased by $33,761 or 41.2% from $81,875 for the three months ended March 31, 2002 to $48,114 for the same period in 2003. The decrease is due to an additional charge to financing costs for the three months ended March 31, 2002 of $71,250 related to the issuance of 45,000 shares of common stock to investors for not registering their shares in a timely manner. We also took a charge for the three months ended March 31, 2002 of $6,403 related to 18,000 warrants issued to a note holder as a penalty for not repaying the note on its due date.

Liquidity and Capital Resources

In 2002, we raised net proceeds of $1,037,250 in a private placement offering of our common stock and have been able to raise $20,000 from the sale of our common stock in 2003.

We have incurred net losses since our inception of $15,157,673. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

During the three months ended March 31, 2003, the Company issued 20,000 shares of common stock in a private placement offering that resulted in gross proceeds of $20,000. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

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

                                           Legend Mobile, Inc.

                                           By:/s/ Peter Klamka
                                           -------------------
                                           Peter Klamka
                                           Chief Executive Officer and Principal
                                           Accounting Officer

Date:  June 17, 2003

                                 CERTIFICATIONS

I, Peter Klamka, Chairman and CEO of Legend Mobile, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Legend Mobile, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 17, 2003

                                    /S/ Peter Klamka
                                    ----------------------------------------
                                    Chairman, Secretary, President and Chief
                                    Executive Officer (Principal Accounting
                                    Officer)