Form 10QSB
period 2003-06-30
LEGEND MOBILE INC
filed 2003-08-21
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2003 - 8,833,686 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                               LEGEND MOBILE, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2003         2

           Condensed Consolidated Statements of Operations for
           the three and six months ended June 30, 2003 and 2002            3

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002                      4

           Notes to Condensed Consolidated Financial Statements            5-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10-14

Item 3.    Controls and Procedures                                         14


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               15

Item 2.    Change in Securities and Use of Proceeds                        15

Item 3.    Defaults Upon Senior Securities                                 15

Item 4.    Submission of Matters to a Vote of Security Holders             15

Item 5.    Other Information                                               15

Item 6.    Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                 16

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                          $         --
                                                                   -------------
TOTAL CURRENT ASSETS                                                         --

FIXED ASSETS, NET                                                         4,425
INVESTMENT IN LEGEND CREDIT, INC.                                        14,800
OTHER ASSETS                                                              2,226
                                                                   -------------
TOTAL ASSETS                                                       $     21,451
                                                                   =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Cash overdraft                                                $        241
     Accounts payable and accrued expenses                            1,027,978
     Advances from officer                                               18,387
     License fees payable                                               200,000
     Notes payable                                                      656,250
                                                                   -------------
TOTAL CURRENT LIABILITIES                                             1,902,856
                                                                   -------------
PROFIT PARTICIPATION OBLIGATION                                       1,000,000
COMMITMENTS AND CONTINGENCIES                                                --
SHAREHOLDERS' DEFICIT
     Preferred stock, par value $0.01; 1,000,000 shares
       authorized; 2,225 shares issued and outstanding                       22
     Series B convertible preferred stock; par value $.01;
       850,000 shares authorized; 850,000 shares issued and
       outstanding                                                        8,500
     Common stock, par value $0.001; 10,000,000 shares
       authorized; 8,833,686 shares issued and outstanding                8,833
     Additional paid-in capital                                      12,571,463
     Stock subscription receivable                                     (156,300)
     Accumulated deficit                                            (15,313,923)
                                                                   -------------
TOTAL SHAREHOLDERS' DEFICIT                                          (2,881,405)
                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     21,451
                                                                   =============

                 See accompanying notes to financial statements.

                           LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                      FOR THE THREE                  FOR THE SIX
                                                       MONTHS ENDED                  MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------

REVENUE                                         $     1,433    $    32,780    $     7,080    $    57,672

COST OF REVENUE                                         285         70,877          1,414         92,201
                                                ------------   ------------   ------------   ------------

GROSS PROFIT                                          1,148        (38,097)         5,666        (34,529)

EXPENSES:
      Product development                                --        110,635             --        134,705
      Selling, general and administrative           109,285        149,335        165,894        312,510
                                                ------------   ------------   ------------   ------------
TOTAL EXPENSES                                      109,285        259,970        165,894        447,215
                                                ------------   ------------   ------------   ------------

LOSS FROM OPERATONS                                (108,137)      (298,067)      (160,228)      (481,744)
                                                ------------   ------------   ------------   ------------

OTHER EXPENSES:
      Interest expense                              (48,113)       (10,629)       (96,227)       (92,504)
                                                ------------   ------------   ------------   ------------
TOTAL OTHER EXPENSES                                (48,113)       (10,629)       (96,227)       (92,504)
                                                ------------   ------------   ------------   ------------

NET LOSS                                        $  (156,250)   $  (308,696)   $  (256,455)   $  (574,248)
                                                ============   ============   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE         $     (0.02)   $     (0.04)   $     (0.03)   $     (0.08)
                                                ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                 8,695,843      7,426,521      8,658,002      7,108,535
                                                ============   ============   ============   ============

                      See accompanying notes to financial statements.

                                             3

                           LEGEND MOBILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                  FOR THE SIX
                                                                  MONTHS ENDED
                                                                    JUNE 30,
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (256,455)   $  (574,248)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                              2,932          7,851
      Issuance of shares for license fees/services                 --         78,067
      Issuance of shares for financing costs                       --         71,250
      Issuance of warrants for services/financing costs        15,235         57,197
      Repricing of options and warrants                        20,390             --
      Gain on settlement agreement                                 --       (111,662)
  Changes in operating assets and liabilities:
      Accounts receivable                                          --         (8,895)
      Inventory                                                    --         88,160
      Other receivables                                        30,610             --
      Accounts payable and accrued expenses                   131,791         40,492
      License fees payable                                         --       (625,000)
                                                          ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                         (55,497)      (976,788)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to officers                                             --        (25,000)
  Purchase of fixed assets                                         --         (4,800)
                                                          ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                              --        (29,800)
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in cash overdraft                                        110             --
  Advances from officer, net                                   18,387             --
  Repurchase of shares                                             --        (15,000)
  Proceeds from private placement offerings, net               37,000      1,012,250
                                                          ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      55,497        997,250
                                                          ------------   ------------

DECREASE IN CASH                                                   --         (9,338)

CASH, BEGINNING OF PERIOD                                          --         14,022
                                                          ------------   ------------

CASH, END OF PERIOD                                       $        --    $     4,684
                                                          ============   ============

                      See accompanying notes to financial statements.

                                            4

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN
         UNCERTAINTY:

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

On April 1, 2003, Mr. Peter Klamka, CEO of the Company, contributed the rights to an affinity credit card business valued at $37,000 to the Company's wholly owned subsidiary, Legend Credit, Inc. (formerly PTN Wireless, Inc.). Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Nonmonetary Transactions," using his cost basis in the investment, which is the most readily determinable cost. In exchange for this contribution Legend Credit, Inc. issued to Mr. Peter Klamka, 60% of the issued and outstanding shares of common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible preferred stock that were valued at $22,200 and $14,800, respectively. There have been no operations for Legend Credit, Inc. from its incorporation to June 30, 2003. The Company retains a 40% minority interest in Legend Credit, Inc. which will be accounted for using the equity method.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

The Company, since its inception, has incurred net losses of $15,313,923 and at June 30, 2003 current liabilities exceeded current assets by $1,902,856. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2002, the Company raised net proceeds of $1,037,250 in private placement offerings of its common stock and has been able to raise $37,000 from the sale of its common stock in 2003. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products through out the remainder of 2003.

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

NOTE 2 - STOCK  OPTIONS:

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2003 and 2002:

                                                          2003           2002
                                                      ----------      ----------
     Net loss, as reported                            $(256,455)      $(574,248)
     Compensation recognized under APB 25                    --              --
     Compensation recognized under SFAS 123            ( 37,310)             --
                                                      ----------      ----------
     Pro forma net loss                               $(293,765)      $(574,248)
                                                      ==========      ==========
     Loss per share:
        Basic and diluted, as reported                $   (0.03)      $   (0.08)
                                                      ==========      ==========
        Basic and diluted, proforma                   $   (0.03)      $   (0.08)
                                                      ==========      ==========

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2003: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 134%; and a weighted average expected life of the option of 3 years. There were 515,500 options granted during the six months ended June 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

In April 2003, the Company repriced 800,000 option and warrants and took a charge to earnings of $20,390 as a result of this repricing.


NOTE 3 - COMMON AND PREFERRED STOCK :

In January 31, 2003, the Company issued 20,000 shares of common stock in a private placement offering that resulted in gross proceeds of $20,000. Also, in January 2003, the Company issued 25,000 shares of common stock as payment for $20,166 of debt.

In February 2003, the Company issued 2,500 shares of common stock for the conversion of 125 shares of Series A preferred stock.

Also, in May 2003, the Company issued 100,000 shares of common stock as payment for $16,000 of debt. Also, in June 2003, the Company issued 106,250 shares of common stock in a private placement offering that resulted in gross proceeds of $17,000.

During the three months ended June 30, 2003, the Company issued to Mr. Peter Klamka, 850,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") as consideration for the contribution of an affinity credit card business to Legend Credit, Inc.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, prior to the time the Series B Preferred shares become convertible into common shares, the holders of Series B Preferred shall be entitled to $0.01 per share. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company after the time the Series B Preferred shares become convertible into common shares, the holders of Series B Preferred shall be entitled to share with the holders of Common Shares pari passu in the assets of the Company, on an as converted basis, whether such assets are capital or surplus of any nature. The Series B Preferred shall be convertible upon the earlier to occur of: (i) the date the Company generates net profits in any two consecutive fiscal quarters or (ii) April 1, 2006.

The conversion of Series B Preferred shall be on the basis of ten shares of Common Stock for one Series B Preferred share, as may be adjusted from time to time. Upon conversion, the holder of the Series B Preferred will be required to pay to the Company a conversion price for each share of Common Stock equal to $0.10.

The holders of the Series B Preferred shall vote on all matters with the holders of the Common Stock (and not as a separate class) on a ten votes per share basis. The holders of the Series B Preferred shall be entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.

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

NOTE 5 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine ended June 30, 2003 and 2002 because the effect would have been anti-dilutive:

                                                           2003         2002
                                                        ----------   ----------
    Conversion of Series A preferred stock                  44,500       47,000
    Conversion of Series B converible preferred stock    8,500,000           --
    Stock options issued to employees and consultants
        under the Company's stock option plan            1,150,000    1,150,000
    Stock options issued outside of plan                        --       25,000
    Warrants issued to officers                            231,000      231,000
    Warrants issued for services                           650,000      650,000
    Warrants issued with note conversion                   500,000      200,000
    Warrants issued for penalty                            126,000           --
    Warrants issued with notes                             180,000      180,000
                                                        ----------   ----------
                                                        11,381,500    2,483,000
                                                        ==========   ==========

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

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

We are a developer and marketer of mobile accessories such as faceplates for cellular phones, mobile data services, and mobile applications. We signed a supply and distribution agreement as of February 25, 2002 with Motorola Inc. to supply mobile accessories and mobile applications using our rights to Christina Aguilera. Motorola has indicated it has interest in working with additional properties that we have under license including multi-platinum recording artist, Nelly. There can be no assurance that any such agreement regarding additional licensed properties will be concluded between Motorola and us. We are seeking additional licenses in the area of mobile phones and mobile applications. We have secured the services of three developers of mobile applications to provide the design services necessary. In addition to Tony Stewart, we have concluded license agreements with five additional NASCAR drivers including, Rusty Wallace, Mark Martin, Jeff Burton, Matt Kenseth and Kurt Busch for mobile phones, mobile accessories and mobile software. We have a three year license agreement with

Playboy that provides for us to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices.

Since our inception, we have incurred net losses of $15,313,923 and at June 30, 2003 current liabilities exceeded current assets by $1,902,856. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products through out the remainder of 2003.

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

Results of Operations

Three months ended June 30, 2003 vs. June 30, 2002

Revenue for the three months ended June 30, 2003 decreased by $31,347 or 95.6% from $32,780 for the three months ended June 30, 2002 to $1,433 for the same period in 2003. Revenue for the three months ended June 30, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of face plates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we discontinued selling any products using the Michael Jordan name, likeness or image effective July 1, 2002. Revenue for the three months ended June 30, 2003 was from the sale of face plates for cellular phones.

Cost of revenue for the three months ended June 30, 2003 decreased by $70,592 or 99.6% from $70,877 for the three months ended June 30, 2002 to $285 for the same period in 2003. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 19.9% and 216.2% for the three months ended June 30, 2003 and 2002, respectively. The face plates have a much higher gross margin than did the Michael Jordan edition of the Palm. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the three months ended June 30, 2003 decreased by $110,635 or 100% from $110,635 for the three months ended June 30, 2002 to $0 for the same period in 2003. We did not have any money to spend on product development during the three months ended June 30, 2003.

General and administrative expenses for the three months ended June 30, 2003 decreased by $40,050 or 26.8% from $149,335 for the three months ended June 30, 2002 to $109,285 for the same period in 2003. The decrease is due to limited cash which required us to significantly reduce our overhead. Included in general and administrative expense for the three months ended June 30, 2003 is $20,390 related to the repricing of 800,000 options and warrants.

Interest expense and financing costs for the three months ended June 30, 2003 increased by $37,484 or 352.7% from $10,629 for the three months ended June 30, 2002 to $48,113 for the same period in 2003. The increase is due to increased borrowings and an additional charge to financing costs for the three months ended June 30, 2003 of $6,403 related to 18,000 warrants issued to a note holder as a penalty for not repaying the note on its due date.

Six months ended June 30, 2003 vs. June 30, 2002

Revenue for the six months ended June 30, 2003 decreased by $50,592 or 87.7% from $57,672 for the six months ended June 30, 2002 to $7,080 for the same period in 2003. Revenue for the six months ended June 30, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of face plates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we discontinued selling any products using the Michael Jordan name, likeness or image effective July 1, 2002. Revenue for the six months ended June 30, 2003 was from the sale of face plates for cellular phones.

Cost of revenue for the six months ended June 30, 2003 decreased by $90,787 or 98.5% from $92,201 for the six months ended June 30, 2002 to $1,414 for the same period in 2003. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 19.9% and 159.9% for the six months ended June 30, 2003 and 2002, respectively. The face plates have a much higher gross margin than did the Michael Jordan edition of the Palm. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the six months ended June 30, 2003 decreased by $134,705 or 100% from $134,705 for the six months ended June 30, 2002 to $0 for the same period in 2003. We did not have any money to spend on product development during the six months ended June 30, 2003.

General and administrative expenses for the six months ended June 30, 2003 decreased by $146,616 or 46.9% from $312,510 for the six months ended June 30, 2002 to $165,894 for the same period in 2003. The decrease is due to limited cash which required us to significantly reduce our overhead. Included in general and administrative expense for the six months ended June 30, 2003 is $20,390 related to the repricing of 800,000 options and warrants.

Interest expense and financing costs for the six months ended June 30, 2003 increased by $3,723 or 4.0% from $92,504 for the six months ended June 30, 2002 to $96,227 for the same period in 2003. For the six months ended June 30, 2002 we converted the $1,000,000 promissory note issued by us in November 2000 a royalty participation certificate which reduced interest expense. However, during the six months ended June 30, 2002 we took an additional charge to financing costs of $71,250 related to the issuance of 45,000 shares of common stock to investors for not registering their shares in a timely manner. For the six months we took a charge to financing costs of $12,806 related to 36,000 warrants issued to a note holder as a penalty for not repaying the note on its due date.

Liquidity and Capital Resources

In 2002, we raised net proceeds of $1,037,250 in a private placement offering of our common stock and have been able to raise $37,000 from the sale of our common stock in 2003.

We have incurred net losses since our inception of $15,313,923. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities and Use of Proceeds

During the six months ended June 30, 2003, the Company issued 126,250 shares of common stock in a private placement offering that resulted in gross proceeds of $37,000. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

During the three months ended June 30, 2003, the Company issued 850,000 shares of Series B Convertible Preferred Stock in a private placement as partial consideration for an affinity credit card business contributed to the Company's subsidiary, Legend Credit, Inc. The Series B Preferred Shares are convertible into the Company's common stock upon the earlier to occur of: (i) the date the Company generates net profits in any two consecutive quarters as reported on the Company's Form 10-QSB or Form 10-Q, as the case may be; or (ii) April 1, 2006. The Series B Preferred Shares vote on all matters with the holders of the Company's common stock (and not as a separate class) on a ten votes per share basis. The sale of the securities was exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

In April 2003, Peter Klamka transferred an affinity credit-card business to the Company's subsidiary, Legend Credit, Inc., and agreed to continue to be personally liable in respect of the personal guarantees issued by him in connection with that credit card business in exchange for a 60% interest in Legend Credit, Inc. and the issuance by the Company of 850,000 shares of Series B Convertible Preferred Stock of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Legend Mobile, Inc.

                                          By: /s/ Peter Klamka
                                          -------------------------------------
                                          Peter Klamka
                                          Chief Executive Officer and Principal
                                          Accounting Officer

Date: August 19, 2003