Form 10QSB
period 2003-09-30
LEGEND MOBILE INC
filed 2003-12-08
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                 450 SOUTH WAGNER ROAD, ANN ARBOR, MICHIGAN 4814
                    (Address of principal executive offices)

                                 (734) 389-0270
                           (Issuer's telephone number)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of November 14, 2003 - 10,462,559 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               LEGEND MOBILE, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION                                                2

Item 1. Financial Statements                                                 2

        Consolidated Balance Sheet as of September 30, 2003 (unaudited)      2

        Consolidated Statements of Operations for the three and
        nine months ended September 30, 2003 and 2002 (unaudited)            3

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2003 and 2002 (unaudited)            4

        Notes to Consolidated Financial Statements (unaudited)              5-9

Item 2. Management's Discussion and Analysis or Plan of Operations          10

Item 3. Controls and Procedures                                             13

PART II.OTHER INFORMATION                                                   13

Item 1. Legal Proceedings                                                   13

Item 2. Change in Securities                                                14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                  14

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      LEGEND MOBILE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                     SEPTEMBER
                                                                     30, 2003
                                                                   -------------

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $         --

                                                                   -------------
TOTAL CURRENT ASSETS                                                         --
                                                                   -------------

FIXED ASSETS, NET                                                         3,210
OTHER ASSETS                                                              2,226
INVESTMENT IN LEGEND CREDIT, INC                                         14,800
                                                                   -------------
TOTAL ASSETS                                                       $     20,236
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                                $        474
     Accounts payable and accrued expenses                            1,094,689
     Advances from officer                                               32,437
     License fees payable                                               200,000
     Notes payable                                                      656,250

                                                                   -------------
TOTAL CURRENT LIABILITIES                                             1,983,850
                                                                   -------------

PROFIT PARTICIPATION OBLIGATION                                       1,000,000

                                                                   -------------
TOTAL LIABILITIES                                                     2,983,850
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
     Preferred stock; $0.001 par value; 1,000,000 shares
        authorized; 2,225 shares issued and outstanding                      22
     Series B Convertible Preferred Stock, $0.01 par
        value; 850,000 shares authorized; 850,000 shares
        issued and outstanding                                            8,500
     Common stock; $0.001 par value; 10,000,000 shares
        authorized; 10,462,559 shares issued and outstanding             10,462
     Additional paid-in capital                                      13,060,846
     Stock subscription receivable                                     (156,300)
     Accumulated deficit                                            (15,887,144)

                                                                   -------------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,963,614)
                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     20,236
                                                                   =============

               See accompanying notes to the financial statements.


                           LEGEND MOBILE, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                            ---------------------------   ---------------------------
                                             SEPTEMBER       SEPTEMBER      SEPTEMBER      SEPTEMBER
                                             30, 2003        30, 2002       30, 2003       30, 2002
                                            ------------   ------------   ------------   ------------

REVENUE                                     $       411    $     4,034    $     7,491    $    61,706

COST OF REVENUE                                      83          1,446          1,497         93,647

                                            ------------   ------------   ------------   ------------
GROSS PROFIT (LOSS)                                 328          2,588          5,994        (31,941)
                                            ------------   ------------   ------------   ------------

EXPENSES:
     Product development                             --         31,701             --        166,406
     Selling, general and administrative        518,526        423,750        684,420        736,260

                                            ------------   ------------   ------------   ------------
TOTAL EXPENSES                                  518,526        455,451        684,420        902,666
                                            ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                           (518,198)      (452,863)      (678,426)      (934,607)

OTHER EXPENSES:
     Interest expense and financing costs       (55,023)      (255,326)      (151,250)      (347,830)

                                            ------------   ------------   ------------   ------------
TOTAL OTHER EXPENSES                            (55,023)      (255,326)      (151,250)      (347,830)
                                            ------------   ------------   ------------   ------------

NET LOSS                                    $  (573,221)   $  (708,189)   $  (829,676)   $(1,282,437)
                                            ============   ============   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE     $     (0.06)   $     (0.09)   $     (0.09)   $     (0.17)
                                            ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                           9,761,787      8,270,361      9,029,974      7,500,066
                                            ============   ============   ============   ============

                    See accompanying notes to the financial statements.

                                            3

                           Legend Mobile, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                 NINE MONTHS ENDED
                                                            ---------------------------
                                                              SEPTEMBER      SEPTEMBER
                                                              30, 2003       30, 2002
                                                            ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                $  (829,676)   $(1,282,437)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Bad debt expense                                             --          3,000
        Depreciation                                              4,147         11,616
        Issuance of shares for license fees/services            477,700         87,067
        Issuance of shares for financing costs                   15,152         71,250
        Issuance of warrants for services/financing costs        13,395        301,898
        Repricing of options and warrants                        20,390             --
        Gain on settlement agreement                                 --       (111,662)
    Changes in operating assets and liabilities:
      Accounts receivable                                            --          8,723
      Inventory                                                      --         81,160
      Other receivables                                          30,610             --
      Accounts payable and accrued expenses                     198,502         40,215
      License fees payable                                           --       (625,000)

                                                            ------------   ------------
Net cash used in operating activities                           (69,780)    (1,414,170)
                                                            ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Advances to officers                                             --        (25,000)
    Purchase of fixed assets                                         --         (4,800)

                                                            ------------   ------------
Net cash used in investing activities                                --        (29,800)
                                                            ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Change in cash overdraft                                        343             --
    Advances from officer, net                                   32,437             --
    Repurchase of shares                                             --        (15,000)
    Proceeds from issuance of notes payable                          --        400,000
    Proceeds from private placement offerings
      of common stock, net                                       37,000      1,052,250

                                                            ------------   ------------
Net cash provided by financing activities                        69,780      1,437,250
                                                            ------------   ------------

DECREASE IN CASH                                                     --         (6,720)

CASH, Beginning of period                                            --         14,022
                                                            ------------   ------------

CASH, End of period                                         $        --    $     7,302
                                                            ============   ============

                    See accompanying notes to the financial statements.

                                            4

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The Company was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc.

The Company is a developer and marketer of mobile accessories such as faceplates for cellular phones, mobile data services, and mobile applications. The Company has licensing agreements with a number of popular licensors including Nelly, Christina Aguilera, Playboy Enterprises, Rusty Wallace, and the Arena Football League. The Company seeks to sell its products through traditional retailers, online retailers and through direct response channels. The Company's products are manufactured by third parties utilizing our designs and licensed trademarks.

On October 1, 2003, Legend Credit launched its Hilary Duff Visa gift card at www.hilarycard.com The Company has a 40% minority interest in Legend Credit, Inc., which is accounted for using the equity method.

The Company, since its inception, has incurred net losses of $15,887,144 and at September 30, 2003 current liabilities exceeded current assets by $1,983,850. In addition, the Company is delinquent in certain payments due for license fees and notes payable. In 2002, the Company raised net proceeds of $1,037,250 in private placement offerings of its common stock and has been able to raise $37,000 from the sale of its common stock in 2003. The Company may be unable to continue in existence unless it is able to arrange additional financing and achieve profitable operations. Management plans to raise additional capital and expects to generate cash from the sale of products through out the remainder of 2003.

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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - STOCK  OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense for options issued to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2003 and 2002:

                                                     2003            2002
                                                  -----------   -------------
   Net loss, as reported                          $ (829,676)   $ (1,282,437)
   Compensation recognized under APB 25                   --              --
   Compensation recognized under SFAS 123            (37,310)             --
                                                  -----------   -------------
   Pro forma net loss                             $ (866,986)   $ (1,282,437)
                                                  ===========   =============
   Loss per share:
     Basic and diluted, as reported               $    (0.09)   $      (0.17)
     Basic and diluted, proforma                  $    (0.10)   $      (0.17)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 134%; and a weighted average expected life of the option of 3 years. There were 515,500 options granted during the nine months ended September 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

In April 2003, the Company repriced 800,000 option and warrants and took a charge to earnings of $20,390 as a result of this repricing.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMMON AND PREFERRED STOCK

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

During the three months ended September 30, 2003, the Company issued 68,873 shares of common stock for financing costs valued at $15,152 and issued 1,560,000 shares of common stock for services valued at $477,700. The value was based in the market value of the Company's common stock on the date of issuance.

During the three months ended June 30, 2003, the Company issued to Mr. Peter Klamka, 850,000 shares of Series B Convertible Preferred Stock as consideration for the contribution of an affinity credit card business to Legend Credit, Inc.

NOTE  4  - PROFIT PARTICIPATION OBLIGATION

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

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine ended September 30, 2003 and 2002 because the effect would have been anti-dilutive:

                                                           2003          2002
                                                        -----------  -----------
   Conversion of Series A preferred stock                   44,500       47,000
   Conversion of Series B convertible preferred stock    8,500,000           --
   Stock options issued to employees and consultants
       under the Company's stock option plan             1,150,000    1,150,000
   Stock options issued outside of plan                         --       25,000

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   Warrants issued to officers                             231,000      231,000
   Warrants issued for services                            650,000      650,000
   Warrants issued with note conversion                    500,000      500,000
   Warrants issued for penalty                             144,000           --
   Warrants issued with notes                              180,000      180,000
                                                        -----------  -----------
                                                        11,399,500    2,783,000
                                                        ===========  ===========

NOTE 6 - JORDAN AGREEMENT

On June 27, 2002, the Company and Michael Jordan entered into a settlement agreement pursuant to a three year agreement between the Company and Mr. Jordan dated December 27, 2000. The settlement calls for the Company to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, the Company had recognized a gain of $111,662, which was included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. The Company has not made the payment due in October 2002 or the payment due in January 2003. Since the Company is in default on the amounts due to Mr. Jordan, it has accrued interest in accordance with the terms of the contract.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS. The adoption of this new pronouncement did not have a material impact to the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward looking statements
--------------------------

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

General
-------

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

Since our inception, we have incurred net losses of $15,887,144 and at September 30, 2003 current liabilities exceeded current assets by $1,983,850. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of products through out the remainder of 2003.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, we entered into a settlement agreement with Michael Jordan pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which was included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. We have not made the payment due in October 2002 or the payment due in January 2003. Since we are in default on the amounts due to Mr. Jordan, we have accrued interest in accordance with the terms of the contract.

Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motor sports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels. We recently signed a three year license agreement with Playboy that provides for us to sell Playboy images, games and editorial content for mobile phones with color displays, handheld computers and wireless e-mail devices.

On October 1, 2003, Legend Credit launched its Hilary Duff Visa gift card at www.hilarycard.com. We have a 40% minority interest in Legend Credit, Inc., which is accounted for using the equity method.

Significant Accounting Policies and Estimates
---------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended December 31, 2002.

Results of Operations
---------------------

Three months ended September 30, 2003 vs. September 30, 2002

Revenue for the three months ended September 30, 2003 decreased by $3,623 or 89.8% from $4,034 for the three months ended September 30, 2002 to $411 for the same period in 2003. Revenue for the three months ended September 30, 2003 and 2002 was principally from the sale of faceplates for cellular phones. In 2003, due to the lack of funding, we have been unable to purchase an inventory of faceplates to sell to our customers.

Cost of revenue for the three months ended September 30, 2003 decreased by $1,363 or 94.3% from $1,446 for the three months ended September 30, 2002 to $83 for the same period in 2003. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 20.2% and 35.8% for the three months ended September 30, 2003 and 2002, respectively.

Product development costs for the three months ended September 30, 2003 decreased by $31,701 or 100% from $31,701 for the three months ended September 30, 2002 to $0 for the same period in 2003. We did not have any money to spend on product development during the three months ended September 30, 2003.

Selling, general and administrative expenses for the three months ended September 30, 2003 increased by $94,776 or 22.4% from $423,750 for the three months ended September 30, 2002 to $518,526 for the same period in 2003. The increase is due to higher professional and consulting fees paid with shares of our common stock during the three months ended September 30, 2003.

Interest expense and financing costs for the three months ended September 30, 2003 decreased by $200,303 or 78.4% from $255,326 for the three months ended September 30, 2002 to $55,023 for the same period in 2003. The difference is principally due to a charge taken of $244,701 in the 3rd quarter of 2002 related to a warrant issued to an investor that converted his $300,000 note payable into shares of common stock.

Nine months ended September 30, 2003 vs. September 30, 2002

Revenue for the nine months ended September 30, 2003 decreased by $54,215 or 87.9% from $61,706 for the nine months ended September 30, 2002 to $7,491 for the same period in 2003. Revenue for the nine months ended September 30, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of faceplates for cellular phones. As a result of a settlement agreement with Mr. Jordan, we discontinued selling any products using the Michael Jordan name, likeness or image effective July 1, 2002. Revenue for the nine months ended September 30, 2003 was from the sale of faceplates for cellular phones.

Cost of revenue for the nine months ended September 30, 2003 decreased by $92,150 or 98.4% from $93,647 for the nine months ended September 30, 2002 to $1,497 for the same period in 2003. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 20.0% and 151.8% for the nine months ended September 30, 2003 and 2002, respectively. The faceplates have a much higher gross margin than did the Michael Jordan edition of the Palm. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the nine months ended September 30, 2003 decreased by $166,406 or 100% from $166,406 for the nine months ended September 30, 2002 to $0 for the same period in 2003. We did not have any money to spend on product development during the nine months ended September 30, 2003.

Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by $51,840 or 7.0% from $736,260 for the nine months ended September 30, 2002 to $684,420 for the same period in 2003. The decrease is due to limited cash, which required us to significantly reduce our overhead offset by higher professional and consulting fees paid during the 3rd quarter of 2003 with shares of our common stock.

Interest expense and financing costs for the nine months ended September 30, 2003 decreased by $196,580 or 56.5% from $347,830 for the nine months ended September 30, 2002 to $151,250 for the same period in 2003. The difference is principally due to a charge taken of $244,701 in the 3rd quarter of 2002 related to a warrant issued to an investor that converted his $300,000 note payable into shares of common stock.

Liquidity and Capital Resources
-------------------------------

In 2002, we raised net proceeds of $1,037,250 in a private placement offering of our common stock and have been able to raise $37,000 from the sale of our common stock in 2003.

We have incurred net losses since our inception of $15,887,144. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGE IN SECURITIES

During the three months ended September 30, 2003, the Company issued 1,628,873 shares of common stock for financing costs and professional fees. The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

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

(b) Reports on Form 8-K

None
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGEND MOBILE, INC.

December 5, 2003                          By:  /s/ Peter Klamka
                                               ---------------------------------
                                               Peter Klamka, Chief Executive and
                                                 Principal Accounting Officer