Form 10KSB
period 2003-12-31
LEGEND MOBILE INC
filed 2004-04-14
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------   --------------

                        Commission file number: 000-24835

                               LEGEND MOBILE, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                      38-3399098
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          777 EISENHOWER PARKWAY, SUITE 102, ANN ARBOR, MICHIGAN 48108
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (734) 389-0270

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $7,525

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,855,655 AS OF MARCH 31, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,663,403 AS OF MARCH 31, 2004

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

                                  OUR BUSINESS

         We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 40%), we also develop and market stored value cards including gift cards bearing the Visa and Mastercard logo. Legend Credit sold $248,584 worth of Visa branded gift cards in the last quarter of 2003. Legend Credit intends to develop and market branded consumer payment products including debit cards, gift cards, and credit cards. Through our 91% subsidiary, Legend Studios, Inc., (formerly Fragrancedirect.com Inc.), we have entered into a non-binding letter of intent to purchase seven radio stations in Virginia, West Virginia, and Missouri. Those radio stations reported unaudited revenue in 2003 of $1,000,000. Legend Studios intends to acquire, develop, and operate radio and television stations.

                             OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

         We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks. We also sell a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". We also are seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. We have entered into an agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

SALES OF STORED VALUE CARDS

         Through Legend Credit, we offer branded stored value cards directly to consumers. According a recent study by the American Bankers Association, the market for stored value cards is estimated at $300 billion annually. We market a Visa gift card bearing the trademarks of popular teen entertainer Hilary Duff.

         We recently entered into a, two year license agreement with Sanrio Inc. for the rights to the popular trademark Hello Kitty for debit cards, prepaid credit cards, and gift cards. Sanrio develops, distributes and licenses a unique collection of over 12,000 gift, stationery and fashion accessory items for women of all ages. Today there are over 300 Sanrio boutiques throughout the Western Hemisphere with 120 in the United States. In addition, Sanrio character products including Hello Kitty are sold in over 10,000 U.S. locations including department, specialty stores and national chain stores.

         We are in discussions with other well known brands and personalities for licenses for stored value cards. Our President and Chief Executive Officer, Peter Klamka, created the popular KISS Visa card in 1996. To obtain new licenses, we make royalty payments to licensors such as celebrities or other well recognized brands who grant us the right to use their trademarks on our stored value card products. These agreements have a term of one or more years. The compensation paid is generally based on a percentage of sales, a fee for each card sold, fee income collected, and breakage returned to us. We may have to advance future compensation to a licensor as part of an agreement.

         We recently entered into a contract with Bankfirst in which Bankfirst has agreed to service future stored value card programs. Bankfirst has over $900 million in assets and approximately 1,000 employees. Additionally, we were recently approved by Mastercard International as a Member Service Provider. We entered into a contract with US Benefits to provide processing services for our stored value card products. We intend to offer single use gift cards, reloadable debit cards, and secured credit cards.

         Card revenue is generated by a fee for each card sold, a percentage of the fees charged to consumers for activities such as balance inquiries, cash advances and ATM withdrawals, interchange fees, lost and stolen card fees, card load fees, and monthly maintenance fees. Each card program depending on the target audience, requirements of the licensor, and product type has some or all of these fees.

         In addition to the gift market, there are approximately 60 million Americans who do not have traditional bank accounts and consequently are potential customers for prepaid products. We are also directing our products towards the teen audience who do not have access to traditional credit card products.

         In addition to card based products, we are also exploring other branded consumer finance products including auto loans.

SALES OF RADIO ADVERTISING

         Upon consummation of the acquisition of the seven radio stations, if it occurs, Legend Studio's primary source of revenue would be from the sale of advertising for broadcast on its stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

         Advertising rates charged by radio stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic group, the supply of and demand for radio advertising time, and other qualitative factors including rates charged by competing radio stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours. Most advertising contracts are short-term, generally running for only a few weeks.


RADIO ACQUISITION

         We recently changed the name of our 91% owned subsidiary, Fragrancedirect.com, Inc. to Legend Studios, Inc. Legend Studios has entered into a letter of intent to purchase the assets of seven, operating radio stations from Quorum Radio Partners. The stations are located in Virginia, West Virginia, and Missouri and consist of 3 AM and 4 FM stations. Upon consummation of the acquisition, Legend Studios would own:


               KELE 1360 AM                Mt. Grove, Missouri

               KELE 92.5 FM                Mt. Grove, Missouri

               KOZX 98.1 FM                Mt. Grove, Missouri

               WIQO  100.9 FM              White Sulfur Springs, West Virginia

               WKEY 1340 AM                White Sulfur Springs, West Virginia

               WSLW 1320 AM                White Sulfur Springs, West Virginia

               WKCT 103.1 FM               Covington, Virginia.

         It is expected that the acquisition would be funded through a combination of cash, Legend Studios' common stock, and assumption by Legend Studios of certain debt of the seller. The letter of intent does not, represent a binding commitment of the parties. It is possible that the transaction will not be consummated.



                MARKETING AND PROMOTION OF MOBILE PHONE PRODUCTS

         We continually evaluate numerous ways to reach our potential customers and to promote our products. We intend to continue to promote our products through the following means:

         1. On-site promotions. We are also negotiating to sell our NASCAR associated products at stock car races.

         2. Develop co-marketing and co-sales promotions. We are negotiating to sell our mobile accessories through mobile phone carriers, mobile phone retailers and distributors,

         3. Advertise our celebrity-branded phones and mobile software through traditional media such as radio, newspapers, magazines and television.

                  MARKETING AND PROMOTION OF STORED VALUE CARDS

         We evaluate numerous ways to reach potential customers to promote our stored value products. We intend to continue to promote our products through a number of avenues including:

         1. Affinity relationships. We seek to develop products under license by recognized personalities, brands, or affinity groups that have a large base of customers to market to. Our card products are designed to appeal to a specific segment of the market with customized designs, promotions, and fee schedules.

         2. Co-marketing with brand partners. We marketed the Hilary Duff Visa Gift card with Hollywood Records through an insert in the Hilary Duff CD entitled "Metamorphosis" which reached approximately one million consumers. We are currently exploring co-marketing opportunities with Sanrio and other licensees for the Hello Kitty brand. Co-marketing allows us to reach a significant number of consumers interested in the brand cost effectively.

         3. Public Relations. We adopt a very aggressive posture towards public relations for the launch of our card products. For the Hilary Duff brand, we employed a leading entertainment PR firm, Girlie Action to secure media coverage of the card product. The card appeared on numerous television programs including the Today Show, VH-1, and in popular magazines including Money, People, Teen People,

         4. Internet Marketing. We employ from time to time employ a firm to promote the card products through the Internet on popular web site related to the particular brand.

         5. Gift with Purchase. We recently entered into a promotional agreement with a leading publisher of magazines that will allow us offer our cardholders and potential cardholders a year long subscription to popular magazines with the purchase of one of our stored value cards.

         6. Contests. We bartered cards with specific dollar amounts in exchange for advertising time on television, radio, and on popular teen sites.

         7. Event Marketing. We look for opportunities to drive sales of our card products at live events including concerts, shopping malls, and celebrity appearances.

                      GROWTH STRATEGY-MOBILE PHONE PRODUCTS

         We believe we have a strong collection of licenses to exploit in the fields of mobile games, mobile accessories, and mobile data. We are targeting specific vertical markets such as youth, men, and sports fans. NASCAR is considered to be one of the fastest growing spectator sports in America with increasing attendance at its live events and increased viewership of its television products.

                          GROWTH STRATEGY-LEGEND CREDIT

         We expect to continue to license leading brands and celebrities with strong affinity bases. The market for stored value cards is expected to grow by an estimated twenty percent (20%) in 2004. Legend will continue to offer competitive products that appeal to specific segments of the card buying public. We will also look to grow our business by offering previous buyers of Legend Credit card products new offers such as reloadable cards, new card designs, and secured cards.

         We also believe that we can offer other consumer loan and payment products featuring popular brands to our card customers as well as to other customer groups in general.

                         GROWTH STRATEGY-LEGEND STUDIOS

         We intend to focus on small market radio for the foreseeable future. We expect to secure and maintain positions in smaller markets where we can achieve market dominance. Through consolidation of radio stations into clusters (multiple formats and radio stations in a market) we can become a more efficient and cost effective supplier of marketing channels to local advertisers.

         We will seek acquisitions by evaluating the opportunity to build the leading radio cluster in the market over time and by evaluating the competitive landscape in the market and surrounding area.

         We may also explore the acquisition of small market television stations or business related to broadcast or entertainment content.



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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

         We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2003, we had an accumulated deficit of $16,536,713. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

         We have generated limited revenues to date from the business we conduct and there can be no assurance that we will ever generate sufficient revenues from the business we conduct to cover all of our operating expenses. We also expect to significantly increase our operating expenses to expand our sales and marketing operations, to fund greater levels of product development, and to develop other forms of revenue generating business and licensing of our proprietary materials to others.

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2003 WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

         Our consolidated financial statements for the year ended December 31, 2003, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2003 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

WE NEED TO RAISE ADDITIONAL FUNDS TO FUND OUR BUSINESS OPERATIONS.

         We need to raise additional funds because our cash flows have proven to be insufficient to fund operations, including our obligations to pay minimum royalties under our licensing agreements. We are currently in default on our license with the Arena Football League. We are also negotiating the termination of our license with Playboy Enterprises. Additionally, we have several mobile phone licenses which may require additional payments. Several of our trade creditors and licensors have outstanding balances and may elect to sue to recover their amounts owed. Management feels that these can be defended or settled on favorable terms. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. We may raise funds through equity or debt financings, depending on our opportunities. If we raise additional funds by issuing equity securities, this will further dilute the interests of our current stockholders. If we raise additional funds by issuing debt securities, we will be subject to the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that our existing stockholders will provide any portion of our future financing requirements.

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

EMPLOYEES

         As of March 31, 2004, we employed a total of 2 persons both of which are full-time. None of our employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently maintain our executive offices, consisting of 709 square feet of space, at 777 Eisenhower Parkway, Suite 102 in Ann Arbor, Michigan. The monthly rent is $1,300. The lease expires on January 31, 2006.


ITEM 3.  LEGAL PROCEEDINGS.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is traded on NASD Electronic Bulletin Board under the symbol LGMB. Prior to July 5, 2002, it traded under the symbol PTMN. The following table sets forth the range of high and low bid quotations for each of the prior eight (8) fiscal quarters. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


         FISCAL QUARTER ENDING                      HIGH BID          LOW BID

         March 31, 2002.......................       $   1.70         $   1.30
         June 30, 2002........................       $   1.45         $   0.76
         September 30, 2002...................       $   1.05         $   0.54
         December 31, 2002....................       $   1.20         $   0.60

         March 31, 2003.......................       $   1.11         $   0.12
         June 30, 2003........................       $   0.35         $   0.10
         September 30, 2003...................       $   0.44         $   0.20
         December 31, 2003....................       $   0.36         $   0.23

         On March 31, 2004, the closing bid price for the common stock on the OTC Bulletin Board was $0.31.

HOLDERS

         As of March 31, 2004 there were 133 record holders of our common stock. This does not include shares held in street names.

DIVIDENDS

         Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

         During the three months ended December 31, 2003, the Company issued 1,579,670 shares of common stock for consulting services as follows:

         o on October 30, 2003, we issued a total of 521,920 shares of common stock to five individuals for consulting services;

         o on December 3, 2003, we issued 500,000 shares of common stock to one individual for consulting services; and

         o on December 5, 2003, we issued a total of 557,750 shares of common stock to three individuals for consulting services.

         The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 40%), we also develop and market stored value cards including gift cards bearing the Visa and Mastercard logo. We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks. We also sell a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". We also are seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. We have entered into an agreement with the American Society of Composers, Authors and Publishers for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

         Since our inception, we have incurred net losses of $16,536,713 and at December 31, 2003 current liabilities exceeded current assets by $2,096,928. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of Hilary Duff Visa gift card through Legend Credit, Inc.

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

         On October 1, 2003, Legend Credit launched its Hilary Duff Visa gift card at www.hilarycard.com. We have a 40% minority interest in Legend Credit, Inc., which is accounted for using the equity method. During the second quarter of 2003, Mr. Peter Klamka, our CEO and 60% owner of Legend Credit, intends to contribute 10% of his ownership interest in Legend Credit to us which will bring our ownership in Legend Credit to 50%.

Significant Accounting Policies and Estimates
---------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2003.

Results of Operations
---------------------

Year ended December 31, 2003 vs. December 31, 2002

         Revenue for the year ended December 31, 2003 decreased by $54,301 or 87.8% from $61,826 for the year ended December 31, 2002 to $7,525 for the year ended December 31, 2003. Revenue for the year ended December 31, 2002 was principally from the sale of the Michael Jordan edition of the Palm and the sale of faceplates for cellular phones. These sales principally took place during the first half of 2002. As a result of a settlement agreement with Mr. Jordan, we discontinued selling any products using the Michael Jordan name, likeness or image effective July 1, 2002. Revenue for the year ended December 31, 2003 was from the sale of faceplates for cellular phones.

         Cost of revenue for the year ended December 31, 2003 decreased by $92,553 or 98.4% from $94,050 for the year ended December 31, 2002 to $1,497 for the year ended December 31, 2003. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 19.9% and 152.1% for the year ended December 31, 2003 and 2002, respectively. The faceplates have a much higher gross margin than did the Michael Jordan edition of the Palm. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

         Product development costs for the year ended December 31, 2003 decreased by $173,406 or 100% from $173,406 for the year ended December 31, 2002 to $0 for the year ended December 31, 2003. We did not have any money to spend on product development during the year ended December 31, 2003.

         Selling, general and administrative expenses for the year ended December 31, 2003 increased by $76,838 or 6.5% from $1,178,178 for the year ended December 31, 2002 to $1,255,016 for the year ended December 31, 2003. A majority of selling, general and administrative expenses in 2003 are related to professional and consulting fees paid with shares of our common stock.

         Interest expense and financing costs for the year ended December 31, 2003 decreased by $250,591 or 53.0% from $472,846 for the year ended December 31, 2002 to $222,255 for the year ended December 31, 2003. The difference is principally due to a charge taken of $244,701 in the 3rd quarter of 2002 related to a warrant issued to an investor that converted his $300,000 note payable into shares of common stock.

         Equity loss in Legend Credit, Inc. was $8,002 for the year ended December 31, 2003. We own a 40% interest in Legend Credit, who started selling Hilary Duff Visa gift card in October 2003. We account for Legend Credit using the equity method and have recorded 40% of Legend Credits loss in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In 2002, we raised net proceeds of $1,037,250 in a private placement offering of our common stock and have been able to raise $37,000 from the sale of our common stock in 2003.

         We have incurred net losses since our inception of $16,536,713. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A. CONTROLS AND PROCEDURES.

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer, who is also our principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors are:

         NAME                 AGE     POSITION
         ----                 ---     --------

         Peter Klamka          35     Chairman of the Board, CEO, President,
                                      Treasurer & Secretary

         The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

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

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

         We do not have an audit committee financial expert, as defined under
Section 228.401, because we do not have an audit committee and we are not required to have an audit committee because we are not a listed security as defined in Section 240.10A-3.


CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2003, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officer:

                                               SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
    NAME AND
    PRINCIPAL
    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION
------------------ ----------------------------------------------- --------------------------------------
                                                                            AWARDS             PAYOUTS
                                                                  ------------------------- ------------
                                                        OTHER      RESTRICTED   SECURITIES
                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER
                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION
                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
Peter Klamka, CEO   2003     $100,000 (1)    -0-          -0-          -0-        490,500        -0-          -0-
                    2002     $110,000        -0-          -0-          -0-          -0-          -0-          -0-
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

--------------
(1) In 2003, Mr. Klamka was only paid $11,080 of his salary, the remaining $88,920 has been accrued.

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------

                                                  INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES      PERCENT OF TOTAL
                                  UNDERLYING         OPTIONS/SARS GRANTED
                             OPTIONS/SARS GRANTED      TO EMPLOYEES IN         EXERCISE OR BASE
           NAME                      (#)                 FISCAL YEAR             PRICE ($/SH)        EXPIRATION DATE
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
       Peter Klamka                490,500                   95%                    $0.10                4/30/03
--------------------------- ----------------------- ----------------------- ----------------------- ------------------

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
                                                                      NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                          OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                         FISCAL YEAR END (#)     FISCAL YEAR END ($)
                                                                      ----------------------- -----------------------
                          SHARES ACQUIRED ON                                  EXERCISABLE/            EXERCISABLE/
       NAME                 EXERCISE (#)          VALUE REALIZED ($)         UNEXERCISABLE           UNEXERCISABLE
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
     Peter Klamka                 -0-                    -0-               1,240,500/-0-            260,505/-0-
------------------------ ---------------------- ---------------------- ----------------------- -----------------------

COMPENSATION OF DIRECTORS

         Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

         The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2003, 515,500 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding our Common Stock beneficially owned on March 31, 2004 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

----------------------------------- ------------------- -------------------- ------------------- ---------------------
                                     Number of Shares
                                       of Series B
         Name and Address              Convertible         Percentage of     Number of Shares      Percentage of
       of Beneficial Owner           Preferred Stock        Beneficial        of Common Stock        Beneficial
        Identity of Group           Beneficially Owned     Ownership (1)     Beneficially Owned     Ownership (1)
----------------------------------- ------------------- -------------------- ------------------- ---------------------
Peter Klamka (2)                         850,000              100.00%          1,240,500 (3)            7.34%
----------------------------------- ------------------- -------------------- ------------------- ---------------------
American Nortel (4)                         -                    -                730,000               4.66%
----------------------------------- ------------------- -------------------- ------------------- ---------------------
All directors and officers as a          850,000              100.00%            1,240,500              7.34%
group (1 person)


(1) Based on 15,663,403 shares outstanding as of March 31, 2004.

(2) Mr. Klamka's address is the same as that of the Company.

(3) Includes 1,125,000 currently exercisable options to purchase 1,125,000,000 shares of the Company's common stock, and 115,500 currently exercisable warrants to purchase 115,500 shares of the Company's common stock. The number of common shares beneficially owned does not included 1,884,174 shares transferred by Mr. Klamka to a limited liability company owned and controlled by members of Mr. Klamka's family.

(4) American Nortel's address is 7201 East Camelback Road, Suite 320, Scottsdale, Arizona 85251.

EQUITY COMPENSATION PLANS

         As of December 31, 2003, our equity compensation plans were as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders             1,150,000                      $0.10                        None
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans not
approved by security holders               None                          N/A                         None
------------------------------- ---------------------------- ---------------------------- ----------------------------

Total                                    1,150,000                      $0.10                        None
------------------------------- ---------------------------- ---------------------------- ----------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1997, Mr. Klamka, the Company's Chief Executive Officer, purchased 2,117,008 shares of our Common Stock for an aggregate purchase price, paid by delivery of a promissory note of $2,117.01. In June 1997 Chris Giordano, the Company's former Chief Operating Officer, purchased 540,340 shares of our Common Stock for an aggregate purchase price, paid by delivery of a promissory note, of $540.34. In June 1997 Michael Giordano, the brother of Mr. Chris Giordano, purchased 300,000 shares of our Common Stock for an aggregate purchase price, paid by delivery of a promissory note, of $300.00. All three promissory notes have been paid in full. Messrs. Klamka, Chris Giordano and Michael Giordano are each deemed to be founders and promoters of the Company.

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

         During the years ended December 31, 2003, 2002, 2001 and 2000, the Company paid Birchwood Capital Advisors Group, Inc. $0, $0, $103,000 and 62,500, respectively, in commissions in connection with monies raised for the Company and for investor relations. Chris Giordano, our Chief Operating Officer, is an officer of Birchwood Capital Advisors Group, Inc.

         During the year ended December 31, 2000, Mr. Giordano exercised 100,000 options to purchase the Company's common stock and executed a note payable in favor of the Company with a principal amount of $156,300. Mr. Giordano resigned as an officer of the Company in 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-KSB:


    REGULATION                                                   EXHIBIT
    S-B NUMBER
------------------- --------------------------------------------------------------------------------------------------
       3.1          Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998 (1)
------------------- --------------------------------------------------------------------------------------------------
       3.2          By-Laws of PTN Media, Inc. (1)
------------------- --------------------------------------------------------------------------------------------------
       4.2          PTN Media, Inc. 2000 Stock Option Plan (2)
------------------- --------------------------------------------------------------------------------------------------
       10.1         Amendment to Palm, Inc. and PTN Media, Inc. Agreement of October 5, 2000 (3)
------------------- --------------------------------------------------------------------------------------------------
       10.2         License Agreement dated February 19, 2001 between 3 Wishes Production f/s/o Christina Aguilera and PTN Media, Inc. (3)
------------------- --------------------------------------------------------------------------------------------------
       10.3         General Agreement dated July 28, 2000, between PTN Media, Inc. and NeoHand, Inc. (4)
------------------- --------------------------------------------------------------------------------------------------
       10.4         Partnering Agreement dated October 27, 2000, between PTN Media, Inc. and TWEC.com, LLC (4)
------------------- --------------------------------------------------------------------------------------------------
       10.5         Palm, Inc. OEM Partner Agreement dated October 5, 200, between PTN Media, Inc. and Palm, Inc. (4)
------------------- --------------------------------------------------------------------------------------------------
       10.6         Merchant and Partner Network Agreement dated May 8, 2000, between PTN Media, Inc.
                    and Dynamic Trade Inc. (4)
------------------- --------------------------------------------------------------------------------------------------
       10.7         License Agreement dated January 4, 2001 between PTN Media, Inc. and Michael Jordan (5)
------------------- --------------------------------------------------------------------------------------------------
       10.8         License Supply and Distributor Agreement between PTN Media, Inc. and Motorola, Inc. dated
                    February 25, 2002 (6)
------------------- --------------------------------------------------------------------------------------------------
       10.9         License Amendment between PTN Media, Inc. and Christina Aguilera (6)
------------------- --------------------------------------------------------------------------------------------------
       21.1         List of Legend Mobile Subsidiaries (7)
------------------- --------------------------------------------------------------------------------------------------
       23.1         Consent of Independent Certified Public Accountants (7)
------------------- --------------------------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer (7)
------------------- --------------------------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (7)
------------------- --------------------------------------------------------------------------------------------------

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File #333-51933).

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

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 filed on December 11, 2000.

(5) Incorporated by reference from the Company's Form 8-K filed January 9, 2001.

(6) Incorporated by reference from the Company's Form 10-KSB filed April 16,
2002

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the audited fiscal years ended December 31, 2003 and 2002, our principal accountants have billed approximately $40,000 and approximately $35,000, respectively, for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

         There were not fees billed for the fiscal years ended December 31, 2003 and 2002, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEGEND MOBILE, INC.



Date:   April 14, 2004             By:      /s/ Peter Klamka
                                      ------------------------------------------
                                         Peter Klamka, Chairman, President,
                                         Secretary and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE
      ---------                    -----                       ----

                                Chairman, President,
                                Secretary and
                                Chief Executive Officer
/s/ Peter Klamka                (Principal Executive
----------------------------    and Accounting Officer)         April  14, 2004
Peter Klamka

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                    CONTENTS

                                                                         Page
                                                                         ----

INDEPENDENT AUDITORS' REPORT:
     Report on Audited Consolidated Financial Statements                 F-1

FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 2003                  F-2
     Consolidated Statements of Operations for the years ended
        December 31, 2003 and 2002                                       F-3
     Consolidated Statement of Stockholders' Deficit for the
        years ended December 31, 2003 and 2002                           F-4
     Consolidated Statements of Cash Flows for the years ended
        December 31, 2003 and 2002                                    F-5 - F-6
     Notes to Consolidated Financial Statements                      F-7 - F-23

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Legend Mobile, Inc.

We have audited the accompanying consolidated balance sheet of Legend Mobile, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Mobile, Inc. and subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses since its inception and has experienced severe liquidity problems. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 10, 2004

                            LEGEND MOBILE, INC. AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEET

                                                                             December 31,
                                                                                 2003
                                                                            -------------

                                        ASSETS

CURRENT ASSETS:
     Cash                                                                   $        659

                                                                            -------------
TOTAL CURRENT ASSETS                                                                 659
                                                                            -------------

FIXED ASSETS, NET                                                                  2,492
INVESTMENT IN LEGEND CREDIT, INC                                                   6,798
                                                                            -------------
TOTAL ASSETS                                                                $      9,949
                                                                            =============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                            171,267
     Accrued expenses                                                            806,707
     Accrued interest                                                            199,955
     Due to related party                                                          2,932
     Advances from officer                                                        40,476
     License fees payable                                                        200,000
     Notes payable                                                               676,250

                                                                            -------------
TOTAL CURRENT LIABILITIES                                                      2,097,587
                                                                            -------------

PROFIT PARTICIPATION OBLIGATION                                                1,000,000

                                                                            -------------
TOTAL LIABILITIES                                                              3,097,587
                                                                            -------------

COMMITMENTS AND CONTINGENCIES (Note 11)                                               --

MINORITY INTEREST (Note 1)                                                            --

STOCKHOLDERS' DEFICIT
     Series A Preferred Stock; $0.001 par value; 1,000,000 shares
       authorized; 2,225 shares issued and outstanding                                22
     Series B Convertible Preferred Stock, $0.01 par value; 850,000
       shares authorized; 850,000 shares issued and outstanding                    8,500
     Common stock; $0.001 par value; 20,000,000 shares
       authorized; 12,042,229 shares issued and outstanding                       12,042
     Additional paid-in capital                                               13,584,811
     Stock subscription receivable                                              (156,300)
     Accumulated deficit                                                     (16,536,713)

                                                                            -------------
TOTAL STOCKHOLDERS' DEFICIT                                                   (3,087,638)
                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $      9,949
                                                                            =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                           F-2

                            LEGEND MOBILE, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended
                                                          -------------------------------
                                                          December 31,       December 31,
                                                              2003               2002
                                                          ------------       ------------
REVENUE                                                   $     7,525        $    61,826

COST OF REVENUE                                                 1,497             94,050

                                                          ------------       ------------
GROSS PROFIT (LOSS)                                             6,028            (32,224)
                                                          ------------       ------------

EXPENSES:
      Product development                                          --            173,406
      Selling, general and administrative                   1,255,016          1,178,178

                                                          ------------       ------------
TOTAL EXPENSES                                              1,255,016          1,351,584
                                                          ------------       ------------

LOSS FROM OPERATIONS                                       (1,248,988)        (1,383,808)

OTHER EXPENSES:
      Interest expense and financing costs                   (222,255)          (472,846)
      Equity loss in Legend Credit, Inc.                       (8,002)                --

                                                          ------------       ------------
TOTAL OTHER EXPENSES                                         (230,257)          (472,846)
                                                          ------------       ------------

NET LOSS                                                  $(1,479,245)       $(1,856,654)
                                                          ============       ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                            $     (0.15)       $     (0.24)
                                                          ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                         9,557,805          7,684,358
                                                          ============       ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                           F-3

                                                 LEGEND MOBILE, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                Preferred Stock                               Additional
                         Series A          Series B          Common Stock       Paid-in     Shareholder   Accumulated
                      Shares   Amount    Shares  Amount    Shares     Amount    Capital      Receivable     Deficit        Total
                      ------   ------    ------  ------    ------     ------    -------      ----------     -------        -----
Balance,
  December 31, 2001   2,350   $    24        --  $   --   6,524,161  $ 6,524  $ 10,281,486   $(156,300)  $(13,200,814)  $(3,069,080)

Shares issued in
  payment of
  professional fees      --        --        --      --     445,667      446       337,121          --             --       337,567
Shares issued in
  exchange for Legend
  Studios, Inc.
  common stock           --        --        --      --       1,000        1            (1)         --             --            --
Shares issued in
  private placement,
  net                    --        --        --      --   1,215,750    1,216     1,036,034          --             --     1,037,250
Shares issued for
  financing costs        --        --        --      --      45,000       45        71,205          --             --        71,250
Shares issued in
  connection with
  conversion of notes
  payable                --        --        --      --     348,358      348       348,010          --             --       348,358
Fair value of
  warrants issued in
  connection with
  conversion of notes
  payable                --        --        --      --          --       --       244,701          --             --       244,701
Fair value of
  warrants issued as
  penalty                --        --        --      --          --       --        80,870          --             --        80,870
Fair value of
  warrants issued in
  connection with
  professional
  services               --        --        --      --          --       --        57,197          --             --        57,197
Net loss                 --        --        --      --          --       --            --          --     (1,856,654)   (1,856,654)

                     -----------------  ---------------- -------------------- -------------------------  ---------------------------
Balance,
  December 31, 2002   2,350        24        --      --   8,579,936    8,580    12,456,623    (156,300)   (15,057,468)   (2,748,541)

Shares issued in
  payment of
  professional fees      --        --        --      --   3,264,670    3,264       962,273          --             --       965,537
Shares issued in
  private placement,
  net                    --        --        --      --     126,250      126        36,874          --             --        37,000
Shares issued for
  financing costs        --        --        --      --      68,873       69        15,083          --             --        15,152
Conversion of Series
  A preferred stock
  to common stock      (125)       (2)       --      --       2,500        3            (1)         --             --            --
Issuance of Series B
  preferred stock for
  contribution of
  assets to Legend
  Credit, Inc.           --        --   850,000   8,500          --       --         6,300          --             --        14,800
Fair value of
  warrants issued in
  connection with
  notes payable          --        --        --      --          --       --        24,890          --             --        24,890
Fair value of
  warrants issued as
  penalty                --        --        --      --          --       --        13,685          --             --        13,685
Fair value of
  warrants issued in
  connection with
  professional
  services               --        --        --      --          --       --         2,429          --             --         2,429
Repricing of vested
  options and
  warrants               --        --        --      --          --       --        66,655          --             --        66,655
Net loss                 --        --        --      --          --       --            --          --     (1,479,245)   (1,479,245)

                     -----------------  ---------------- -------------------- -------------------------  ---------------------------
Balance,
  December 31, 2003   2,225   $    22   850,000  $8,500  12,042,229   12,042  $ 13,584,811   $(156,300)  $(16,536,713)  $(3,087,638)
                     =================  ================ ==================== =========================  ===========================

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4

                                    LEGEND MOBILE, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                            -----------------------------
                                                                            December 31,     December 31,
                                                                                2003             2002
                                                                            ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(1,479,245)     $(1,856,654)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                               4,865           10,255
       Issuance of shares for license fees/services                             965,537          337,567
       Issuance of shares for financing costs                                    15,152          152,120
       Issuance of warrants for services/financing costs                         41,004           57,197
       Repricing of options and warrants                                         66,655               --
       Gain on settlement agreement                                                  --         (111,662)
       Fair value of warrants issued in connection with promissory note              --          244,701
       Write off of advances to officers                                             --           50,000
       Write down of other receivable                                                --           14,966
       Equity loss in Legend Credit, Inc.                                         8,002               --
   Changes in operating assets and liabilities:
     Accounts receivable                                                             --           13,203
     Inventory                                                                       --           88,160
     Deposits and prepaid expenses                                                2,226           14,726
     Other receivables                                                           30,610               --
     Accounts payable                                                           (35,616)          21,241
     Accrued expenses                                                           202,193           98,701
     Accrued interest                                                            78,999           43,876
     License fees payable                                                            --         (625,000)

                                                                            ------------     ------------
Net cash used in operating activities                                           (99,618)      (1,446,603)
                                                                            ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                          --           (4,800)

                                                                            ------------     ------------
Net cash used in investing activities                                                --           (4,800)
                                                                            ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Change in cash overdraft                                                        (131)             131
   Advances from officer, net                                                    40,476               --
   Advances from related party                                                    2,932               --
   Repurchase of shares                                                              --          (15,000)
   Proceeds from issuance of notes payable                                       20,000          400,000
   Proceeds from private placement offerings of common stock                     37,000        1,052,250

                                                                            ------------     ------------
Net cash provided by financing activities                                       100,277        1,437,381
                                                                            ------------     ------------

INCREASE (DECREASE) IN CASH                                                         659          (14,022)

CASH, Beginning of year                                                              --           14,022
                                                                            ------------     ------------

CASH, End of year                                                           $       659      $        --
                                                                            ============     ============

         The accompanying notes are an integral part of these consolidated financial statements.

                                                   F-5

                       LEGEND MOBILE, INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During 2003, (i) the Company issued 3,264,670 shares of common stock for professional services valued at $965,537, (ii) the Company issued 2,500 shares of common stock in exchange for 125 shares of Series A Preferred Stock, (iii) the Company issued 68,873 shares of common stock for financing costs valued at $15,083, (iv) the Company issued 100,000 warrants as interest on a 45 day note payable whose fair value is estimated to be $24,890, (v) the Company issued 72,000 warrants to an investor as a penalty for paying the note on its due date valued at $13,685, (vi) the Company issued 25,000 warrants for professional services valued at $2,429, (vii) the Company repriced 800,000 option and warrants and took a charge to earnings of $66,655 as a result of this repricing, and (viii) the Company issued 850,000 shares of Series B convertible preferred stock valued at $14,800 to the Company's CEO in exchange for the contribution of certain assets to Legend Credit, Inc.

         During 2002, (i) the Company issued 445,667 shares of common stock for professional services valued at $337,567, (ii) the Company issued 1,000 shares of common stock in exchange for 1,000 shares of Legend Studios, Inc. common stock valued resulting in Legend's ownership increasing from 89% to 90%, (iii) the Company issued 45,000 shares of common stock for financing costs valued at $71,250, (iv) the Company issued 300,000 warrants in connection the conversion a notes payable into equity whose fair value is estimated to be $244,701, (v) the Company issued 50,000 warrants in connection with professional services whose fair value is estimated to be $57,197, (vi) the Company issued 348,358 shares of common stock in connection with the conversion of $348,358 of notes payable into equity, and (vii) the Company issued 90,000 warrants to an investor as a penalty for paying the note on its due date valued at $80,870.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Lines of Business
         ----------------------------------

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

         The Company is a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through the Company 40% owned subsidiary Legend Credit, Inc., the Company also develops and markets stored value cards including gift cards bearing the Visa and Mastercard logo. The Company derives limited revenues from the sale of covers for mobile phones. The Company's suppliers require it to purchase these products and resell them to consumers and wholesalers. The Company created products under its licenses from athletes, entertainers, and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. The Company has entered into an agreement with the American Society of Composers, Authors and Publishers for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

         In July 1999, the Company formed, Legend Studios, Inc. (formerly FragranceDirect.com, Inc.) ("Legend Studios"), a majority owned subsidiary. Through this entity, the Company sold fragrance products over the Internet and is currently looking to buy radio and television stations.

         In February 2001, the Company formed a wholly owned subsidiary, Legend Credit, Inc. (formerly PTN Wireless, Inc.) ("Legend Credit"). On April 1, 2003, Mr. Peter Klamka, CEO of the Company, contributed the rights to an affinity credit card business valued at $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Nonmonetary Transactions," using his cost basis in the investment, which is the most readily determinable cost. In exchange for this contribution, Legend Credit issued to Mr. Peter Klamka, 60% of the issued and outstanding shares of common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible preferred stock that were valued at $22,200 and $14,800, respectively. The Company retains a 40% minority interest in Legend Credit which is accounted for using the equity method.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2003 of $1,479,245 and at December 31, 2003, had an accumulated deficit of $16,536,713 and a working capital deficit of $2,096,928. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is currently negotiating the purchase of certain radio stations through its subsidiary, Legend Studios, Inc. and Legend Credit, Inc., which is 40% owned by the Company, continues to sell branded debit cards. The Company is also seeking additional equity capital to expand its cellular phones faceplates, mobile data services, and mobile applications business.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its 91%-owned subsidiary, Legend Studios. All intercompany accounts and transactions have been eliminated. The Company also owns a 40% interest in Legend Credit which is accounted for under the equity method.

         Stock Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2003 and 2002:

                                                        2003             2002
                                                    ------------    ------------
         Net loss
           As reported                              $(1,479,245)    $(1,856,654)
           Compensation recognized under APB 25          66,655              --
           Compensation recognized under SFAS 123      (103,965)             --
                                                    ------------    ------------
                      Pro forma                     $(1,516,555)    $(1,856,654)
                                                    ============    ============

         Basic and diluted loss per common share:
           As reported                              $     (0.15)    $     (0.24)
           Pro forma                                $     (0.16)    $     (0.24)

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 3.5 %; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 134%; and a weighted average expected life of the option of 3 years. In 2003, the Company recognized an expense of $2,429 related to options issued to non-employees.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003, the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's financial instruments, including cash, accounts payable, accrued expenses, accrued interest, due to related party, license fee payable and advances from officer, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         Cash and Cash Equivalents
         -------------------------

         For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

         Concentration of Credit Risk
         ----------------------------

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

         Fixed Assets
         ------------

         Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets as follows:

                  Computer equipment        3 years
                  Furniture and fixtures    5 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

         Impairment of Long-Lived Assets
         -------------------------------

         Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company will use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets will be written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         Revenue Recognition
         -------------------

         The Company generates revenue from the sale of products on its web sites and through other channels. The Company recognizes revenue for these product sales when the product is shipped to the customer. Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.

         Royalties/License Fees
         ----------------------

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

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Earnings (Loss) Per Share
         -------------------------

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2003 and 2002 because the effect would have been anti-dilutive:

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                          2003           2002
                                                                                     -------------  -------------
                  Conversion of Series A preferred stock                                   44,500         47,000
                  Conversion of Series B convertible preferred stock                    8,500,000             --
                  Stock options issued to employees and consultants
                      under the Company's stock option plan                             1,150,000      1,150,000
                  Stock options issued outside of plan                                         --         25,000
                  Warrants issued to officers                                             231,000        231,000
                  Warrants issued for services                                            450,000        650,000
                  Warrants issued with notes                                               80,000        180,000
                  Warrants issued for penalty/interest                                    262,000         90,000
                  Warrants issued with note conversion                                    500,000        500,000
                                                                                     -------------  -------------
                                                                                       11,217,500      2,873,000
                                                                                     =============  =============

         Comprehensive Loss
         ------------------

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003 and 2002, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

         Minority Interest
         -----------------

         Minority interest represents the minority shareholders' proportionate share of the equity of Legend Studios. During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios. Legend Studios, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Legend Studios had a negative carrying value. The increase in capitalization of Legend Studios resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Legend Studios. Accordingly, the Company has accounted for the change in its proportionate share of Legend Studios' equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements. During 2001, three of the Legend Studios shareholders exchanged 173,999 shares of Legend Studios common stock for 173,999 shares of the Company's common stock. During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend Studios common stock for 1,000 shares of the Company's common stock. The accompanying consolidated financial statements do not reflect a minority interest liability as of December 31, 2003 as Legend Studios, on a stand-alone basis, had a shareholders' deficit as of such date. The accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002 do not reflect the minority interest's share of Legend Studios' losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         Reclassification
         ----------------

         Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement were applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 150 which did not have an impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.


NOTE 2 - FIXED ASSETS

        Fixed assets at December 31, 2003 consisted of the following:

                                                                       2003

                  Computer equipment                              $      46,794
                  Furniture and fixtures                                  3,452
                                                                  -------------
                                                                         50,246
                  Less accumulated depreciation                         (47,754)
                                                                  --------------

                           Total                                  $       2,492
                                                                  ==============

         Depreciation expense for the years ended December 31, 2003 and 2002 was $4,865 and $10,255, respectively.


NOTE 3 - INVESTMENT IN LEGEND CREDIT, INC.

         On April 1, 2003, the Company's CEO, Mr. Peter Klamka, contributed the rights to an affinity credit card business at his historical cost basis of $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Nonmonetary Transactions," using his cost basis in the investment, which is the most readily determinable cost. In exchange for this contribution, Legend Credit issued to Mr. Peter Klamka, 60% of the issued and outstanding shares of common stock and the Company issued to

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         Mr. Klamka 850,000 shares of Series B convertible preferred stock that were valued at $22,200 and $14,800, respectively, pro rata based on the percentage of interest owned. The Company retains a 40% minority interest in Legend Credit which is accounted for using the equity method. Summary financial information of Legend Credit as of and for the year ended December 31, 2003 is below:

                  Cash                                       $         11,824
                  Total current assets                       $         47,093
                  Total assets                               $         47,616
                  Total current liabilities                  $         30,622
                  Total stockholders' equity                 $         16,994

                  Revenue                                    $        248,584
                  Gross profit                               $         51,859
                  Net loss                                   $        (20,006)


NOTE 4 - LICENSE FEES PAYABLE

         A summary of the guaranteed minimum payments as of December 31, 2003, is as follows:

                                                                                             Balance
                                                        Guaranteed           Less           Owed as of
                                                         Minimum            Amounts          December
                                                         Royalties        Paid/Settled       31, 2003
                                                     -----------------   --------------   ---------------
                 Tyra Banks Web Site                 $        100,000    $    (100,000)   $           -
                 Tyra Banks Calendar                          100,000         (100,000)               -
                 Claudia Schiffer Web Site                  1,200,000       (1,000,000)          200,000
                 Chely Wright Web Site                        125,550         (125,550)               -
                 Mandy Moore Web Site                         137,500         (137,500)               -
                 Daisy Fuentes Host Agreement                  75,000          (75,000)               -
                 Michael Jordan Palm License                2,500,000       (1,875,000)              [1]
                 Christina Aguilera License                   150,000         (150,000)                -
                                                     -----------------   --------------   ---------------
                                                     $      4,388,050    $  (3,563,050)   $      200,000
                                                     =================   ==============   ===============

         [1] On June 27, 2002, the Company and Michael Jordan entered into a settlement agreement pursuant to a three year agreement between the Company and Mr. Jordan dated December 27, 2000. The settlement calls for the Company to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, the Company has recognized a gain of $111,662 which is recorded in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. The Company has not made the payment due in October 2002 nor the payment due in January 2003. Since the Company is in default on the

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                 amounts due to Mr. Jordan, it has accrued interest in accordance with the terms of the contract. As of December 31, 2003, the total amount due to Mr. Jordan, including accrued interest, is $576,601, which is included in accrued expenses in the accompanying consolidated balance sheet.


NOTE 5 - ACCRUED EXPENSES

         Accrued expenses at December 31, 2003, consist of the following:

               Michael Jordan settlement                       $    576,601
               Accrued salaries                                     188,920
               Accrued legal judgment                                31,000
               Other accrued expenses                                10,186
                                                               -------------
                                                               $    806,707
                                                               =============


NOTE 6 - NOTES PAYABLE

         In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of December 31, 2003 aggregated to $13,500.

         In July and August of 1999, the Company's subsidiary, Legend Studios issued 10% promissory notes aggregating to $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note holders an aggregate of 96,000 two-year stock purchase warrants to purchase Legend Studios common stock at $3.50 per share. During the year ended December 31, 2002, two note holders converted principal and accrued interest of $35,000 and $13,358 into 48,358 shares of the Company's common stock. As of December 31, 2003, $125,000 of these notes and accrued interest of $55,209 are still outstanding. These notes are in default at December 31, 2003.

         In August 2001, the Company issued notes payable for $100,000 and $300,000 which were due in 60 days and 14 days, respectively. In connection with the issuance of the $300,000 note, the Company granted the note holders an aggregate of 80,000 warrants to purchase the Company's common stock at $1 per share. The Company has determined that the fair value of these warrants to be $99,317 and has recognized the expense in the accompanying statement of operations during the year ended December 31, 2001. The Company used the Black-Scholes model to determine the fair value of these warrants with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weight-average risk-free interest rate of approximately 4.0%, and (iv) expected life of 3 years. In July 2002, the Company converted the $300,000 note into 300,000 shares of its common stock and issued 300,000 warrants to purchase the Company's common stock at $1

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         per share. The value of the warrants issued of $244,701 was determined using the Black-Scholes model and this amount has been recorded as financing costs in the accompanying statement of operations during the year ended December 31, 2002. The following assumptions were used to determine the fair value of these 300,000 warrants: (i) dividend yield of 0%, (ii) expected volatility of 129%, (iii) weight-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 5 years. The Company did not repay the $100,000 note on its due date (and has not yet repaid the note) and issued the investor during the years ended December 31, 2003 and 2002, respectively, 72,000 and 90,000 warrants as a penalty valued at $13,685 and $80,870, respectively.

         In September 2002, the Company issued a note payable in the amount of $400,000 that accrues interest at 10% per annum. The principal and accrued interest is to be repaid one-half on February 28, 2003 and the remaining balance on May 31, 2003. The Company has not made the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of December 31, 2003 amounted to $53,333.

         In October 2003, the Company issued a note payable in the amount of $20,000. The note was due 45 days after issuance. This note has not currently been repaid. There is no stated interest rate on the note, but the Company did issue to the investor 100,000 warrants to purchase shares of the Company's common stock for $0.35 per share. The Company used the Black-Scholes model to determine the fair value of these 100,000 warrants with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The value of these warrants of $24,890 was has been recorded as interest expense in the accompany consolidated statements of operations during the year ended December 31, 2003.


NOTE 7 - ADVANCES TO/FROM RELATED PARTIES

         In 2001, the Company advanced $50,000 to a company that the Company's CEO have an ownership interest. The advance was forgiven in 2002 and was expensed as compensation to the officer.

         In 2003, the Company's CEO advanced $40,476 to the Company. These advances are non-interest bearing and are payable upon demand. In addition, in 2003 the Company's minority owned subsidiary, Legend Credit advanced $2,932 to the Company. These advances are also non-interest bearing and payable upon demand.


NOTE 8 - PROFIT PARTICIPATION OBLIGATION

         On November 22, 2000 the Company issued a promissory note to an investor in the amount of $1,000,000. The note bore interest at 9.25% and was due on April 1, 2001. The holder of the note had the option of converting the note to a royalty participation certificate or converting into shares of the Company's common stock at a 20% discount.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

         As of December 31, 2003, due to the lack of communication with the holder of this profit participation obligation, the Company continues to show this obligation on its consolidated balance sheet. As the Company has discontinued the sale of Palm products and does not expect to sell them in the future, the Company is attempting to determine how this obligation will be settled. Until such time as this matter is resolved, the Company will continue to show this obligation on its consolidated balance sheet.


NOTE 9 - STOCKHOLDERS' DEFICIT

         Series A Preferred Stock
         ------------------------

         The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 2,225 shares are issued and outstanding at December 31, 2003. Each share of Series A can be converted into 20 shares of common stock.

         Series B Convertible Preferred Stock
         ------------------------------------

         The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at December 31, 2003.

         In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, prior to the time the Series B becomes convertible into common shares, the holders of Series B shall be entitled to $0.01 per share. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company after the time the Series B becomes convertible into common shares, the holders of Series B shall be entitled to share with the holders of common stock pari passu in the assets of the Company, on an as converted basis, whether such assets are capital or surplus of any nature. The Series B shall be convertible upon the earlier to occur of: (i) the date the Company generates net profits in any two consecutive fiscal quarters or
         (ii) April 1, 2006.

         The conversion of Series B shall be on the basis of ten shares of common stock for one Series B share, as may be adjusted from time to time. Upon conversion, the holder of the Series B will be required to pay to the Company a conversion price for each share of common stock equal to $0.10.

         The holders of the Series B shall vote on all matters with the holders of the common stock (and not as a separate class) on a ten votes per share basis. The holders of the Series B shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         During 2003, the Company issued to Mr. Peter Klamka, the Company's CEO, 850,000 shares of Series B as consideration for the contribution of an affinity credit card business to Legend Credit. (See Note 3)

         Common Stock
         ------------

         Effective January 12, 2004, the Company increased its authorized $0.001 par value common stock from 10,000,000 to 20,000,000 shares.

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

         In December 2002, the Company issued 410,000 shares of common stock for services valued at $300,500. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In January 2003, the Company issued 20,000 shares of common stock in a private placement offering that resulted in gross proceeds of $20,000. Also, in January 2003, the Company issued 25,000 shares of common stock as payment for services valued at $20,166. The value was determined using the market value of the Company's stock at the date the shares were issued.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         In February 2003, the Company issued 2,500 shares of common stock for the conversion of 125 shares of Series A.

         In May 2003, the Company issued 100,000 shares of common stock as payment for services valued at $16,000. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In June 2003, the Company issued 106,250 shares of common stock in a private placement offering that resulted in gross proceeds of $17,000.

         In July 2003, the Company issued 68,873 shares of common stock for financing costs valued at $15,152. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In July, August and September 2003, the Company issued 1,560,000 shares of common stock for services valued at $477,700. The value was based in the market value of the Company's common stock on the date of issuance.

         In October and December 2003, the Company issued 1,579,670 shares of common stock for services valued at $451,671. The value was based in the market value of the Company's common stock on the date of issuance.

         Stock Option Plan
         -----------------

         The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         The following is table summarizes the options and warrants outstanding:

                                                                   Weighted-                           Weighted-
                                                    Stock          Average                             Average
                                                   Option          Exercise                            Exercise
                                                    Plan             Price           Warrants            Price
                                               ---------------  ----------------  ---------------  ----------------
                  Balance, December 31,
                    2001                             1,175,000  $           2.34        1,266,000  $           2.49
                    Granted                                  -  $              -          440,000  $           1.00
                    Exercised                                -  $              -                -  $              -
                    Canceled                                 -  $              -         (55,000)  $           7.50
                                               ---------------                    ---------------

                  Balance, December 31,
                    2002                             1,175,000  $           2.34        1,651,000  $           1.93
                    Granted                            515,500  $           0.10          172,000  $           0.62
                    Exercised                                -  $              -                -  $              -
                    Canceled                         (540,500)  $           2.10        (300,000)  $           3.00
                                               ---------------                    ---------------

                  Balance, December 31,
                    2003                             1,150,000  $           2.34        1,523,000  $           1.46
                                               ===============                    ===============

                  Exercisable, December
                    31, 2003                         1,150,000  $           0.10        1,523,000  $           1.46
                                               ===============                    ===============

         The weighted average remaining contractual life of options outstanding issued under the Plans is 7.32 years at December 31, 2003. The exercise price for all options outstanding under the Stock Option Plan at December 31, 2003 is $0.10. In April 2003, the Company re-priced 800,000 vested option and warrants and took a charge to earnings of $66,655 as a result of this re-pricing No compensation expense was recognized as a result of the issuance of stock options during the year ended December 31, 2003.

         For options granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.08 and the weighted-average exercise price of such options was $0.10. For the year ended December 31, 2003, there were no options granted where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of grant.

         The weighted average remaining contractual life of warrants outstanding is 1.60 years at December 31, 2003. The exercise price for the warrants outstanding at December 31, 2003 range from $0.10 to $3.00.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 10 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 are as follows:

               Deferred tax assets:
                     Federal net operating loss                    $  4,866,000
                     State net operating loss                           255,000
                     Equity instruments issued for compensation         368,000
                                                                   -------------

               Total deferred tax assets                              5,489,000
                     Less valuation allowance                        (5,489,000)
                                                                   -------------

                                                                   $         --
                                                                   =============

         At December 31, 2003, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $14,312,000 and $12,773,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2012 through 2018. State NOLs, if unused, could expire in varying amounts from 2012 through 2018.

         The valuation allowance increased by $701,000 during 2003. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2003 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

                                                           2002         2001
                                                      ------------- ------------

               Federal income tax rate                     (34.0%)      (34.0%)
               State tax, net of federal benefit            (2.0%)       (2.0%)
               Equity instruments issued for
                 compensation                               23.5%         6.5%
               Increase in valuation allowance              12.5%        29.5%
                                                      ------------- ------------

               Effective income tax rate                     0.0%         0.0%
                                                      ============= ============


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2003:

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                           Year ending December 31,
                               2004                            $       15,600
                               2005                                    15,600
                               2006                                     1,300
                                                               ---------------

                                                               $       32,500
                                                               ===============

         Rent expense amounted to $8,147 and $31,965 for the years ended December 31, 2003 and 2002

         Litigation
         ----------

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2003, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.


NOTE 13 - SUBSEQUENT EVENTS

         On March 11, 2004, the Company through its 91%-owned subsidiary, Legend Studios, signed a letter of intent to acquire a group of seven operating radio stations consisting of 3 AM stations and 4 FM stations. The radio stations are located in Virginia, West Virginia and Missouri. It is expected that the acquisition will be funded through a combination of cash, Legend Studios common stock, and assumption by Legend Studios of certain debt of the seller The Company expects the acquisition to close in the second quarter of 2004. The letter of intent does not, however, represent a binding commitment of the parties. It is possible that the transaction will not be consummated.

         During the second quarter of 2003, Mr. Peter Klamka, the Company's CEO and 60% owner of Legend Credit, intends to contribute 10% of his ownership interest in Legend Credit to Legend Mobile which will bring Legend Mobile's ownership in Legend Credit to 50%.