Form 10QSB
period 2004-03-31
LEGEND MOBILE INC
filed 2004-05-24
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

 Check whether the issuer (1) filed all reports required to be filed by Section
    13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No []

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2004 -
                       15,663,403 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               LEGEND MOBILE, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                              2

Item 1.    Financial Statements                                               2

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)        2

           Consolidated Statements of Operations for the
           three months ended March 31, 2004 and 2003 (unaudited)             3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003 (unaudited)             4
           Notes to Consolidated Financial Statements (unaudited)             5

Item 2.    Management's Discussion and Analysis                               9

Item 3.    Controls and Procedures                                           11

PART II.   OTHER INFORMATION                                                 11

Item 1.    Legal Proceedings                                                 11

Item 2.    Change in Securities                                              11

Item 3.    Defaults Upon Senior Securities                                   12

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 5.    Other Information                                                 12

Item 6.    Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LEGEND MOBILE, INC. AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEET

                                                                              MARCH
                                                                             31, 2004
                                                                          -------------
                                                                           (unaudited)
                                          ASSETS
CURRENT ASSETS:
      Cash                                                                $         --

                                                                          -------------
TOTAL CURRENT ASSETS                                                                --
                                                                          -------------

FIXED ASSETS, NET                                                                1,711
INVESTMENT IN LEGEND CREDIT, INC                                                    --
                                                                          -------------
TOTAL ASSETS                                                              $      1,711
                                                                          =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Cash overdraft                                                      $        987
      Accounts payable                                                         158,161
      Accrued expenses                                                         854,221
      Accrued interest                                                         219,705
      Due to related party                                                      41,203
      Advances from officer                                                     60,926
      License fees payable                                                     200,000
      Notes payable                                                            676,250

                                                                          -------------
TOTAL CURRENT LIABILITIES                                                    2,211,453

PROFIT PARTICIPATION OBLIGATION                                              1,000,000

                                                                          -------------
TOTAL LIABILITIES                                                            3,211,453
                                                                          -------------

STOCKHOLDERS' DEFICIT
      Series A Preferred Stock; $0.001 par value; 1,000,000 shares
        authorized; 2,225 shares issued and outstanding                             22
      Series B Convertible Preferred Stock, $0.01 par value; 850,000
        shares authorized; 850,000 shares issued and outstanding                 8,500
      Common stock; $0.001 par value; 20,000,000 shares
        authorized; 15,663,403 shares issued and outstanding                    15,663
      Additional paid-in capital                                            14,513,637
      Stock subscription receivable                                           (156,300)
      Accumulated deficit                                                  (17,591,264)

                                                                          -------------
TOTAL STOCKHOLDERS' DEFICIT                                                 (3,209,742)
                                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $      1,711
                                                                          =============

                               See accompanying notes to the
                            consolidated financial statements.

                       LEGEND MOBILE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                --------------------------------
                                                   MARCH               MARCH
                                                  31, 2004            31, 2003
                                                -------------      -------------
                                                 (unaudited)        (unaudited)

REVENUE                                         $         --       $      5,647

COST OF REVENUE                                           --              1,129

                                                -------------      -------------
GROSS PROFIT (LOSS)                                       --              4,518
                                                -------------      -------------

EXPENSES:
      Selling, general and administrative            980,666             56,609

                                                -------------      -------------
TOTAL EXPENSES                                       980,666             56,609
                                                -------------      -------------

LOSS FROM OPERATIONS                                (980,666)           (52,091)

OTHER EXPENSES:
      Interest expense and financing costs           (44,953)           (48,114)
      Equity loss in Legend Credit, Inc.             (28,932)                --

                                                -------------      -------------
TOTAL OTHER EXPENSES                                 (73,885)           (48,114)
                                                -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (1,054,551)          (100,205)

PROVISION FOR INCOME TAXES                                --                 --
                                                -------------      -------------

NET LOSS                                        $ (1,054,551)      $   (100,205)
                                                =============      =============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                  $      (0.07)      $      (0.01)
                                                =============      =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                               14,590,471          8,619,742
                                                =============      =============

                          See accompanying notes to the
                       consolidated financial statements.


                                 LEGEND MOBILE, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                   ------------------------------
                                                                      MARCH             MARCH
                                                                     31, 2004          31, 2003
                                                                   ------------      ------------
                                                                    (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                       $(1,054,551)      $  (100,205)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                       781             1,466
        Issuance of shares for services                                884,759                --
        Issuance of warrants for services/financing costs                2,688             6,403
        Expense for repricing of options and warrants                   45,000                --
        Equity loss in Legend Credit, Inc.                              28,932                --
    Changes in operating assets and liabilities:
      Other receivables                                                                   30,610
      Accounts payable                                                 (13,106)           48,374
      Accrued expenses                                                  47,514                --
      Accrued interest                                                  19,750                --

                                                                   ------------      ------------
Net cash used in operating activities                                  (38,233)          (13,352)
                                                                   ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Change in cash overdraft                                               987              (131)
    Advances from officer, net                                          20,450                --
    Advances from related party                                         16,137                --
    Proceeds from private placement offerings of common stock               --            20,000

                                                                   ------------      ------------
Net cash provided by financing activities                               37,574            19,869
                                                                   ------------      ------------

INCREASE (DECREASE) IN CASH                                               (659)            6,517

CASH, Beginning of Period                                                  659                --
                                                                   ------------      ------------

CASH, End of Period                                                $        --       $     6,517
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                  $        --       $        --
                                                                   ============      ============
    Income taxes paid                                              $        --       $        --
                                                                   ============      ============

                                    See accompanying notes to the
                                 consolidated financial statements.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31 ,2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's name from PTN Media, Inc. to Legend Mobile, Inc.

The Company is a developer and marketer of branded mobile phone products, including faceplates, phone accessories, SMS services, and mobile data applications. Through the Company's 40% owned subsidiary Legend Credit, Inc., (formerly PTN Wireless, Inc. ("Legend Credit"), the Company also develops and markets stored value cards, including gift cards bearing the Visa and Mastercard logo. The Company derives limited revenues from the sale of covers for mobile phones. The Company's suppliers require it to purchase these products and resell them to consumers and wholesalers. The Company created products under its licenses from athletes, entertainers, and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. The Company has entered into an agreement with the American Society of Composers, Authors and Publishers for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

In July 1999, the Company formed Legend Studios, Inc. (formerly
FragranceDirect.com, Inc.) ("Legend Studios"), a majority owned subsidiary. Through this entity, the Company sold fragrance products over the Internet and is currently looking to buy radio and television stations.

In February 2001, the Company formed Legend Credit as a wholly owned subsidiary. On April 1, 2003, Mr. Peter Klamka, CEO of the Company, contributed the rights to an affinity credit card business valued at $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Nonmonetary Transactions," using his cost basis in the investment, which is the most readily determinable cost. In exchange for this contribution, Legend Credit issued to Mr. Peter Klamka 60% of the issued and outstanding shares of Legend Credit common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible preferred stock. These issuances were valued at $22,200 and $14,800, respectively. The Company retains a 40% minority interest in Legend Credit which is accounted for using the equity method.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2004 of $1,054,551 and at March 31, 2004, had an accumulated deficit of $17,591,264 and a working capital deficit of $2,211,453. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is currently negotiating the purchase of certain radio stations through Legend Studios and Legend Credit continues to sell branded debit cards. The Company is also seeking additional equity capital to expand its cellular phones faceplates, mobile data services, and mobile applications businesses.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

NOTE 2 - STOCK  OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense for options issued to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                                                      2004              2003
                                                      ----              ----
     Net loss, as reported                       $(1,054,551)     $   (100,205)
     Compensation recognized under APB 25                 --                --
     Compensation recognized under SFAS 123               --                --
                                                 ------------     -------------
     Pro forma net loss                          $(1,054,551)     $   (100,205)
                                                 ============     =============
     Loss per share:
       Basic and diluted, as reported            $     (0.07)      $     (0.01)
       Basic and diluted, pro forma              $     (0.07)      $     (0.01)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 134%; and a weighted average expected life of the option of 3 years.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

In April 2003, the Company repriced certain options. As a result of this repricing, the Company took a charge to earnings of $45,000 during the three months ended March 31, 2004 in accordance with FIN 44.

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2004, the Company issued 3,621,174 shares of common stock for services valued at $884,759. The value was determined using the market value of the Company's stock at the date the shares were issued.

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

As of March 31, 2004, due to the lack of communication with the holder of this profit participation obligation, the Company continues to show this obligation on its consolidated balance sheet. As the Company has discontinued the sale of Palm products and does not expect to sell them in the future, the Company is attempting to determine how this obligation will be settled. Until such time as this matter is resolved, the Company will continue to show this obligation on its consolidated balance sheet.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three ended March 31, 2004 and 2003 because the effect would have been anti-dilutive:


                                                                      2004                2003
                                                              ----------------     ----------------
   Conversion of Series A preferred stock                               44,500               47,000
   Conversion of Series B convertible preferred stock                8,500,000                    -
   Stock options issued to employees and consultants
       under the Company's stock option plan                         1,150,000            1,150,000
   Stock options issued outside of plan                                      -               25,000
   Warrants issued to officers                                         231,000              231,000
   Warrants issued for services                                        450,000              650,000
   Warrants issued with note conversion                                500,000              500,000
   Warrants issued for penalty/interest                                280,000              108,000
   Warrants issued with notes                                           80,000              180,000
                                                              ----------------     ----------------
                                                                    11,235,500            2,891,000
                                                              ================     ================

NOTE 6 - INVESTMENT IN LEGEND CREDIT, INC.

The Company has a 40% minority interest in Legend Credit which is accounted for using the equity method. During the three months ended March 31, 2004, 40% of Legend Credit's net loss exceeded Legend Mobile's investment in Legend Credit. The excess has been included as part of due to related party in the accompanying balance sheet since these two entities are both controlled by Mr. Peter Klamka. Summary financial information of Legend Credit as of and for the three months ended March 31, 2004 is below:

                  Cash                                              $    (2,030)
                  Total current assets                              $    30,787
                  Total assets                                      $    33,318
                  Total current liabilities                         $    88,653
                  Total stockholders' deficit                       $   (55,335)

                  Revenue                                           $    28,760
                  Gross profit                                      $     4,400
                  Net loss                                          $   (72,330)

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward looking statements
--------------------------

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to generate revenue by acquiring radio stations and selling branded gift cards. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

General
-------

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our 40% subsidiary Legend Credit, Inc., we also develop and market stored value cards including gift cards bearing the Visa and Mastercard logo. We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks. We also sell a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". We also are seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. We have entered into an agreement with the American Society of Composers, Authors and Publishers for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

Since our inception, we have incurred net losses of $17,591,264 and at March 31, 2004, current liabilities exceeded current assets by $2,211,453. In addition, we generate minimal revenue from our operations and are in default on the payment of notes payable and license fee payable obligations. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of Hilary Duff Visa gift card and other branded cards through Legend Credit, Inc.

Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motor sports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

On October 1, 2003, Legend Credit launched its Hilary Duff Visa gift card at www.hilarycard.com. Our 40% minority interest in Legend Credit, Inc. is accounted for using the equity method. During the second quarter of 2004, Mr. Peter Klamka, our CEO and 60% owner of Legend Credit, intends to contribute 10% of his ownership interest in Legend Credit to us which will bring our ownership in Legend Credit to 50%.

Significant Accounting Policies and Estimates
---------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended December 31, 2003.

Results of Operations
---------------------

Three months ended March 31, 2004 vs. March 31, 2003

Revenue for the three months ended March 31, 2004 decreased by $5,647 or 100% from $5,647 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. Revenue for the three months ended March 31, 2003 was principally from the sale of faceplates for cellular phones. We had no sales for the three months ended March 31, 2004.

Cost of revenue for the three months ended March 31, 2004 decreased by $1,129 or 100% from $1,129 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. Cost of revenue as a percentage of revenue was 20% for the three months ended March 31, 2004. We incurred no costs of revenue during the three months ended March 31, 2004 as we did not generate any sales during this period.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased by $924,057 or 1,632% from $56,609 for the three months ended March 31, 2003 to $980,666 for the three months ended March 31, 2004. The significant increase in selling, general and administrative expenses is due to the payment of certain professional fees with shares of the Company's stock. During the three months ended March 31, 2004, we issued 3,621,174 shares of common stock for services valued at $884,759.

Interest expense and financing costs for the three months ended March 31, 2004 decreased by $3,161 or 6.5% from $48,114 for the three months ended March 31, 2003 to $44,953 for the three months ended March 31, 2004. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Equity loss in Legend Credit was $28,932 for the three months ended March 31, 2004. We own a 40% interest in Legend Credit, which started selling Hilary Duff Visa gift card in October 2003. We account for Legend Credit using the equity method and have recorded 40% of Legend Credit's loss in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $17,591,264. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGE IN SECURITIES

During the three months ended March 31, 2004, the Company issued 3,621,174 shares of common stock as follows:

         1. on January 21, 2004, the Company issued 100,000 shares of common stock to a firm for consulting services. The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.
         2. on January 22, 2004, the Company issued a total of 1,090,174 shares of common stock to three individuals for consulting and accounting services. These shares were issued pursuant to a registration statement filed on Form S-8.
         3. on January 23, 2004, the Company issued a total of 1,850,000 shares of common stock to three individuals for consulting services and employee compensation. These shares were issued pursuant to a registration statement filed on Form S-8.
         4. on January 28, 2004, the Company issued a total of 8,500 shares of common stock to two individuals for consulting services. The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

         5. on February 4, 2004, the Company issued 250,000 shares of common stock to one individual for consulting services. These shares were issued pursuant to a registration statement filed on Form S-8.
         6. on February 12, 2004, the Company issued 100,000 shares of common stock to one individual for accounting services. These shares were issued pursuant to a registration statement filed on Form S-8.
         7. on March 4, 2004, the Company issued 150,000 shares of common stock to one individual for consulting services. The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.
         8. on March 17, 2004, the Company issued 15,000 shares of common stock to one indivdiaul for consulting services. The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.
         9. on March 22, 2004, the Company issued 22,500 shares of common stock to one individual for employee compensation. These shares were issued pursuant to a registration statement filed on Form S-8.
         10. on March 29, 2004, the Company issued 35,000 shares of common stock to one individual for consulting services. The securities issued were exempt under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

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

                                         LEGEND MOBILE, INC.

May 24, 2004                             By:  /s/ Peter Klamka
                                            ------------------------------------
                                              Peter Klamka, Chief Executive and
                                                Principal Accounting Officer