Form 10QSB
period 2004-06-30
LEGEND MOBILE INC
filed 2004-08-23
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of August 13, 2004 - 15,663,403 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               LEGEND MOBILE, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)        2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)     3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)               4

           Notes to Consolidated Financial Statements (unaudited)            5

Item 2.    Management's Discussion and Analysis                              9

Item 3.    Controls and Procedures                                          11

PART II.   OTHER INFORMATION                                                11

Item 1.    Legal Proceedings                                                11

Item 2.    Change in Securities                                             11

Item 3.    Defaults Upon Senior Securities                                  12

Item 4.    Submission of Matters to a Vote of Security Holders              12

Item 5.    Other Information                                                12

Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE
                                                                     30, 2004
                                                                  -------------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $        565

                                                                  -------------
TOTAL CURRENT ASSETS                                                       565
                                                                  -------------

FIXED ASSETS, NET                                                        1,214
INVESTMENT IN LEGEND CREDIT, INC                                            --
                                                                  -------------
TOTAL ASSETS                                                      $      1,779
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                             $    164,149
     Accrued expenses                                                  901,735
     Accrued interest                                                  239,455
     Due to related party                                               45,219
     Advances from officer                                             103,026
     License fees payable                                              200,000
     Notes payable                                                     676,250

                                                                  -------------
TOTAL CURRENT LIABILITIES                                            2,329,834

PROFIT PARTICIPATION OBLIGATION                                      1,000,000

                                                                  -------------
TOTAL LIABILITIES                                                    3,329,834
                                                                  -------------

STOCKHOLDERS' DEFICIT
     Series A Preferred Stock; $0.001 par value; 1,000,000
       shares authorized; 2,225 shares issued and outstanding               22
     Series B Convertible Preferred Stock, $0.01 par value;
       850,000 shares authorized; 850,000 shares issued and
       outstanding                                                       8,500
     Common stock; $0.001 par value; 20,000,000 shares
       authorized; 15,663,403 shares issued and outstanding             15,663
     Additional paid-in capital                                     14,410,561
     Stock subscription receivable                                    (156,300)
     Accumulated deficit                                           (17,606,501)

                                                                  -------------
TOTAL STOCKHOLDERS' DEFICIT                                         (3,328,055)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $      1,779
                                                                  =============

                   See accompanying notes to the consolidated
                             financial statements.

                                    LEGEND MOBILE, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------   -----------------------------
                                                 JUNE            JUNE            JUNE           JUNE
                                               30, 2004        30, 2003        30, 2004       31, 2003
                                            -------------   -------------   -------------   -------------
                                             (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUE                                     $         --    $      1,433    $         --    $      7,080

COST OF REVENUE                                       --             285              --           1,414

                                            -------------   -------------   -------------   -------------
GROSS PROFIT (LOSS)                                   --           1,148              --           5,666
                                            -------------   -------------   -------------   -------------

EXPENSES:
     Selling, general and administrative          72,033         109,285       1,007,699         165,894

                                            -------------   -------------   -------------   -------------
TOTAL EXPENSES                                    72,033         109,285       1,007,699         165,894
                                            -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                             (72,033)       (108,137)     (1,007,699)       (160,228)

OTHER EXPENSES:
     Interest expense and financing costs        (44,188)        (48,113)        (89,141)        (96,227)
     Equity loss in Legend Credit, Inc.           (4,016)             --         (32,948)             --
     Other income (expense), net                 105,000              --          60,000              --

                                            -------------   -------------   -------------   -------------
TOTAL OTHER EXPENSES                              56,796         (48,113)        (62,089)        (96,227)
                                            -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (15,237)       (156,250)     (1,069,788)       (256,455)

PROVISION FOR INCOME TAXES                            --              --              --              --
                                            -------------   -------------   -------------   -------------

NET LOSS                                    $    (15,237)   $   (156,250)   $ (1,069,788)   $   (256,455)
                                            =============   =============   =============   =============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                              $      (0.00)   $      (0.02)   $      (0.07)   $      (0.03)
                                            =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                           15,663,403       8,695,843      15,126,937       8,658,002
                                            =============   =============   =============   =============

                                See accompanying notes to the consolidated
                                           financial statements.

                                                     3

                              LEGEND MOBILE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                     JUNE           JUNE
                                                                   30, 2004       30, 2003
                                                                 ------------   ------------
                                                                 (unaudited)    (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                     $(1,069,788)   $  (256,455)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                   1,278          2,932
        Issuance of shares for services                              884,759             --
        Issuance of warrants for services/financing costs              4,612         15,235
        Income (expense) for repricing of options and warrants       (60,000)        20,390
        Equity loss in Legend Credit, Inc.                            32,948             --
    Changes in operating assets and liabilities:
      Other receivables                                                   --         30,610
      Accounts payable                                                (7,118)        16,706
      Accrued expenses                                                95,028         75,586
      Accrued interest                                                39,500         39,499

                                                                 ------------   ------------
Net cash used in operating activities                                (78,781)       (55,497)
                                                                 ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Change in cash overdraft                                              --            110
    Advances from officer, net                                        62,550         18,387
    Advances from related party                                       16,137             --
    Proceeds from private placement offerings of common stock             --         37,000

                                                                 ------------   ------------
Net cash provided by financing activities                             78,687         55,497
                                                                 ------------   ------------

DECREASE IN CASH                                                         (94)            --

CASH, Beginning of Period                                                659             --
                                                                 ------------   ------------

CASH, End of Period                                              $       565    $        --
                                                                 ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    Interest paid                                                $        --    $        --
                                                                 ============   ============
    Income taxes paid                                            $        --    $        --
                                                                 ============   ============

                          See accompanying notes to the consolidated
                                    financial statements.

                                              4

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On June 28, 2004, the Company, through its Legend Studios subsidiary, entered into a definitive agreement to begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum Radio Partners of Virginia, Inc. Under the terms of the agreement, Legend Studios will operate for a 12-month term, beginning July 1, 2004, seven stations located in Virginia, West Virginia and Missouri. Legend Studios will recognize all of the revenue generated from the Advertising that they sell, which management projects will be $1,500,000 for the current calendar year. The Company will begin reporting revenue from the operations of these radio stations during the third quarter of 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2004 of $1,069,788 and at June 30, 2004, had an accumulated deficit of $17,606,501 and a working capital deficit of $2,329,269. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company recently entered into a definitive agreement to operate seven radio stations. The Company will generate revenue and be responsible for paying for the expenses to operate these radio stations. The Company is also seeking additional equity capital to expand its cellular phones faceplates, mobile data services, and mobile applications businesses.

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

NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense for options issued to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

                                                       2004            2003
                                                       ----            ----
         Net loss, as reported                    $(1,069,788)    $  (256,455)
         Compensation recognized under APB 25              --              --
         Compensation recognized under SFAS 123            --         (37,310)
                                                  ------------    ------------
         Pro forma net loss                       $(1,069,788)    $  (293,765)
                                                  ============    ============
         Loss per share:
           Basic and diluted, as reported         $     (0.07)    $     (0.03)
           Basic and diluted, pro forma           $     (0.07)    $     (0.03)

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In April 2003, the Company repriced certain options. In accordance with FIN 44 due to the recent decline in the Company's stock price, the Company recognized a gain of $60,000 during the six months ended June 30, 2004 as a result of the intrinsic value of these repriced options declining.

NOTE 3 - COMMON STOCK

During the six months ended June 30, 2004, the Company issued 3,621,174 shares of common stock for services valued at $884,759. The value was determined using the market value of the Company's stock at the date the shares were issued.

NOTE 4 - PROFIT PARTICIPATION OBLIGATION

As of June 30, 2004, due to the lack of communication with the holder of this profit participation obligation, the Company continues to show this obligation on its consolidated balance sheet. As the Company has discontinued the sale of Palm products and does not expect to sell them in the future, the Company is attempting to determine how this obligation will be settled. Until such time as this matter is resolved, the Company will continue to show this obligation on its consolidated balance sheet.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six ended June 30, 2004 and 2003 because the effect would have been anti-dilutive:

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                       2004         2003
                                                   -----------  -----------
         Conversion of Series A preferred stock        44,500       44,500
         Conversion of Series B convertible
             preferred stock                        8,500,000           --
         Stock options issued to employees
             and consultants under the Company's
             stock option plan                      1,150,000    1,150,000
         Warrants issued to officers                  231,000      231,000
         Warrants issued for services                 450,000      650,000
         Warrants issued with note conversion         300,000      500,000
         Warrants issued for penalty/interest         298,000      126,000
         Warrants issued with notes                    80,000      180,000
                                                   -----------  -----------
                                                   11,053,500    2,881,500
                                                   ===========  ===========

NOTE 6 - INVESTMENT IN LEGEND CREDIT, INC.

The Company has a 40% minority interest in Legend Credit which is accounted for using the equity method. During the six months ended June 30, 2004, 40% of Legend Credit's net loss exceeded Legend Mobile's investment in Legend Credit. Management has determined that based on the common control of these entities through Mr. Peter Klamka's majority ownership in both, the excess losses should be reflected as part of due to related party in the accompanying balance sheet since these two entities are both controlled by Mr. Peter Klamka. Summary financial information of Legend Credit as of and for the six months ended June 30, 2004 is below:

         Cash                                         $      54
         Total current assets                         $  32,871
         Total assets                                 $  35,179
         Total current liabilities                    $ 100,553
         Total stockholders' deficit                  $ (65,374)

         Revenue                                      $  28,760
         Gross profit                                 $   4,400
         Net loss                                     $ (82,369)

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

We recently, through our Legend Studios subsidiary, entered into a definitive agreement to begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum Radio Partners of Virginia, Inc. Under the terms of the agreement, Legend Studios will operate for a 12-month term, seven stations located in Virginia, West Virginia and Missouri. Legend Studios will recognize all of the revenue generated from the advertising we sell, which we project will be $1,500,000 for the current calendar year. We will begin reporting revenue from the operations of these radio stations during the third quarter of 2004.

Since our inception, we have incurred net losses of $17,606,501 and at June 30, 2004, current liabilities exceeded current assets by $2,329,269. In addition, we generate minimal revenue from our operations and are in default on the payment of notes payable and license fee payable obligations. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate revenue from the operations of the seven radio stations.

Our business model is to grow in the area of mobile handsets and mobile applications. This business model includes seeking to obtain licenses with well-known motor sports and entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

We recently entered into a definitive agreement to operate seven radio stations. We will generate revenue and be responsible for paying for the expenses to operate these radio stations.

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

Results of Operations
---------------------

Three months ended June 30, 2004 vs. June 30, 2003

Revenue for the three months ended June 30, 2004 decreased by $1,433 or 100% from $1,433 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. Revenue for the three months ended June 30, 2003 was principally from the sale of faceplates for cellular phones. We had no sales for the three months ended June 30, 2004.

Cost of revenue for the three months ended June 30, 2004 decreased by $285 or 100% from $285 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. Cost of revenue as a percentage of revenue was 19.9% for the three months ended June 30, 2004. We incurred no costs of revenue during the three months ended June 30, 2004 as we did not generate any sales during this period.

Selling, general and administrative expenses for the three months ended June 30, 2004 decreased by $37,252 or 34.1% from $109,285 for the three months ended June 30, 2003 to $72,033 for the three months ended June 30, 2004. The decrease in selling, general and administrative expenses is due to a general reduction in expenses since we are operating with minimal cash.

Interest expense and financing costs for the three months ended June 30, 2004 decreased by $3,925 or 8.3% from $48,113 for the three months ended June 30, 2003 to $44,188 for the three months ended June 30, 2004. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Equity loss in Legend Credit was $4,016 for the three months ended June 30, 2004. We own a 40% interest in Legend Credit, which started selling Hilary Duff Visa gift card in October 2003. We account for Legend Credit using the equity method and have recorded 40% of Legend Credit's loss in our consolidated statements of operations.

Other income of $105,000 for the three months ended June 30, 2004 related to the decrease in the intrinsic value of certain warrants that were repriced in April 2003. In accordance with FIN 44 due to the recent decline in our stock price, we recognized a gain of $105,000 during the three months ended June 30, 2004 as a result of the intrinsic value of these repriced options declining.

Six months ended June 30, 2004 vs. June 30, 2003

Revenue for the six months ended June 30, 2004 decreased by $7,080 or 100% from $7,080 for the six months ended June 30, 2003 to $0 for the six months ended June 30, 2004. Revenue for the six months ended June 30, 2003 was principally from the sale of faceplates for cellular phones. We had no sales for the six months ended June 30, 2004.

Cost of revenue for the six months ended June 30, 2004 decreased by $1,414 or 100% from $1,414 for the six months ended June 30, 2003 to $0 for the six months ended June 30, 2004. Cost of revenue as a percentage of revenue was 20% for the six months ended June 30, 2004. We incurred no costs of revenue during the six months ended June 30, 2004 as we did not generate any sales during this period.

Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $841,805 or 507% from $165,894 for the six months ended June 30, 2003 to $1,007,699 for the six months ended June 30, 2004. The significant increase in selling, general and administrative expenses is due to the payment of certain professional fees with shares of the Company's stock. During the six months ended June 30, 2004, we issued 3,621,174 shares of common stock for services valued at $884,759.

Interest expense and financing costs for the six months ended June 30, 2004 decreased by $7,086 or 7.4% from $96,227 for the six months ended June 30, 2003 to $89,141 for the six months ended June 30, 2004. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Equity loss in Legend Credit was $32,948 for the six months ended June 30, 2004. We own a 40% interest in Legend Credit, which started selling Hilary Duff Visa gift card in October 2003. We account for Legend Credit using the equity method and have recorded 40% of Legend Credit's loss in our consolidated statements of operations.

Other income of $60,000 for the six months ended June 30, 2004 related to the decrease in the intrinsic value of certain warrants that were repriced in April 2003. In accordance with FIN 44 due to the recent decline in our stock price, we recognized a gain of $60,000 during the six months ended June 30, 2004 as a result of the intrinsic value of these repriced options declining.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $17,606,501. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

                              LEGEND MOBILE, INC.

August 23, 2004               By: /s/ Peter Klamka
                                  ---------------------------------
                                  Peter Klamka, Chief Executive and
                                  Principal Accounting Officer