Form 10QSB
period 2004-09-30
LEGEND MOBILE INC
filed 2004-12-07
CIK 1061169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-24835
                            (Commission file number)

                               LEGEND MOBILE, INC.
                               -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2004 - 15,673,403 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                        LEGEND MOBILE, INC.
                                               INDEX
                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2004 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003 (unaudited)                   3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)                             4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis                                                 10

Item 3.    Controls and Procedures                                                              14

PART II.   OTHER INFORMATION                                                                    14

Item 1.    Legal Proceedings                                                                    14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          14

Item 3.    Defaults Upon Senior Securities                                                      14

Item 4.    Submission of Matters to a Vote of Security Holders                                  14

Item 5.    Other Information                                                                    14

Item 6.    Exhibits                                                                             15

SIGNATURES                                                                                      15

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           LEGEND MOBILE, INC. AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEET

                                                                          SEPTEMBER 30,
                                                                              2004
                                                                          -------------
                                                                          (unaudited)
                                         ASSETS

CURRENT ASSETS:
     Cash                                                                 $         --
     Prepaid expenses                                                           37,500
     Due from Legend Credit, Inc.                                               56,999
                                                                          -------------
TOTAL CURRENT ASSETS                                                            94,499
                                                                          -------------

FIXED ASSETS, NET                                                                  889
INVESTMENT IN LEGEND CREDIT, INC                                                    --
                                                                          -------------
TOTAL ASSETS                                                              $     95,388
                                                                          =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                                       $        174
     Accounts payable                                                          154,151
     Accrued expenses                                                          951,758
     Accrued interest                                                          259,205
     Advances from officer                                                      29,010
     License fees payable                                                      200,000
     Note payayable - officer                                                  291,000
     Notes payable                                                             676,250
                                                                          -------------
TOTAL CURRENT LIABILITIES                                                    2,561,548

PROFIT PARTICIPATION OBLIGATION                                              1,000,000
                                                                          -------------
TOTAL LIABILITIES                                                            3,561,548
                                                                          -------------

STOCKHOLDERS' DEFICIT
     Series A Preferred Stock; $0.001 par value; 1,000,000 shares
       authorized; 2,225 shares issued and outstanding                              22
     Series B Convertible Preferred Stock, $0.01 par value;
       850,000 shares authorized; 850,000 shares issued and outstanding          8,500
     Common stock; $0.001 par value; 20,000,000 shares
       authorized; 15,673,403 shares issued and outstanding                     15,673
     Additional paid-in capital                                             14,399,094
     Stock subscription receivable                                            (156,300)
     Accumulated deficit                                                   (17,733,149)
                                                                          -------------
TOTAL STOCKHOLDERS' DEFICIT                                                 (3,466,160)
                                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $     95,388
                                                                          =============

            See accompanying notes to the consolidated financial statements.

                                           2


                                    Legend Mobile, Inc. and Subsidiary

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2004            2003            2004            2003
                                            -------------   -------------   -------------   -------------
                                             (unaudited)      (unaudited)     (unaudited)     (unaudited)
REVENUE                                     $    153,151    $        411    $    153,151    $      7,491

COST OF REVENUE                                   40,457              83          40,457           1,497
                                            -------------   -------------   -------------   -------------
GROSS PROFIT                                     112,694             328         112,694           5,994
                                            -------------   -------------   -------------   -------------

EXPENSES:
     Selling, general and administrative         206,580         518,526       1,214,279         684,420
                                            -------------   -------------   -------------   -------------
TOTAL EXPENSES                                   206,580         518,526       1,214,279         684,420
                                            -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                             (93,886)       (518,198)     (1,101,585)       (678,426)

OTHER INCOME (EXPENSES):
     Interest expense and financing costs        (44,252)        (55,023)       (133,393)       (151,250)
     Equity loss in Legend Credit, Inc.           (3,510)             --         (36,458)             --
     Other income                                 15,000              --          75,000              --
                                            -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSES)                    (32,762)        (55,023)        (94,851)       (151,250)
                                            -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (126,648)       (573,221)     (1,196,436)       (829,676)

PROVISION FOR INCOME TAXES                            --              --              --              --
                                            -------------   -------------   -------------   -------------

NET LOSS                                    $   (126,648)   $   (573,221)   $ (1,196,436)   $   (829,676)
                                            =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                              $      (0.01)   $      (0.06)   $      (0.08)   $      (0.09)
                                            =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                           15,668,838       9,761,787      15,308,889       9,029,974
                                            =============   =============   =============   =============



                     See accompanying notes to the consolidated financial statements.

                                                    3


                             Legend Mobile, Inc. and Subsidiary

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      NINE MONTHS ENDED
                                                                ---------------------------
                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                   2004            2003
                                                                ------------   ------------
                                                                 (unaudited)    (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                     $(1,196,436)   $  (829,676)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                   1,603          4,147
       Issuance of shares for services                              886,559        477,700
       Issuance of shares for financing costs                            --         15,152
       Issuance of warrants for services/financing costs              6,355         13,395
       (Income) expense for repricing of options and warrants       (75,000)        20,390
       Equity loss in Legend Credit, Inc.                            36,458             --
   Changes in operating assets and liabilities:
     Other receivables                                                   --         30,610
     Prepaid expenses                                                12,500             --
     Accounts payable                                               (17,116)       (14,294)
     Accrued expenses                                               145,051        153,546
     Accrued interest                                                59,250         59,250
                                                                ------------   ------------
Net cash used in operating activities                              (140,776)       (69,780)
                                                                ------------   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payment of operating agreement                                   (50,000)            --
   Advances to Legend Credit, Inc.                                  (89,591)            --
                                                                ------------   ------------
Net cash used in investing activities                              (139,591)            --
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft                                             174            343
   Advances from officer, net                                       279,534         32,437
   Proceeds from private placement offerings of common stock             --         37,000
                                                                ------------   ------------
Net cash provided by financing activities                           279,708         69,780
                                                                ------------   ------------

DECREASE IN CASH                                                       (659)            --

CASH, Beginning of Period                                               659             --
                                                                ------------   ------------

CASH, End of Period                                             $        --    $        --
                                                                ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                                $        --    $        --
                                                                ============   ============
   Income taxes paid                                            $        --    $        --
                                                                ============   ============



              See accompanying notes to the consolidated financial statements.

                                             4

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

The Company is a developer and marketer of branded mobile phone products, including faceplates, phone accessories, SMS services, and mobile data applications. Through the Company's 40% owned subsidiary Legend Credit, Inc., (formerly PTN Wireless, Inc. ("Legend Credit"), the Company also develops and markets stored value cards, including gift cards bearing the Visa and Mastercard logo. Effective October 1, 2004, Mr. Klamka, the Company's CEO and 60% owner of Legend Credit, agreed to contribute an additional 10% interest in Legend Credit to the Company. Legend Credit currently markets the Hello Kitty reloadable debit Mastercard card. The Hello Kitty card is sold via the www.hellokittycard.com. Hello Kitty is one of the most recognized animated characters in the world. The Company's Hello Kitty Debit Mastercard card generate revenue by charging cardholders a suite of fees including an initial processing fee of up to $14.95, a per month fee of up to $2.95 and an ATM withdrawal fee of up to $1.50. The Company derives limited revenues from the sale of covers for mobile phones. The Company's suppliers require it to purchase these products and resell them to consumers and wholesalers. The Company created products under its licenses from athletes, entertainers, and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. The Company has entered into an agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On June 28, 2004, the Company, through its Legend Studios subsidiary, entered into a definitive agreement to begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum Radio Partners of Virginia, Inc. Under the terms of the agreement, Legend Studios will operate for a 12-month term, beginning July 1, 2004, seven stations located in Virginia, West Virginia and Missouri. Legend Studios paid $50,000 pursuant to the terms of this agreement to operate the ratio stations which is being amortized over for a 12-month period. Legend Studios will recognize all of the revenue of the stations, which management projects will be $1,500,000 for the current calendar year. The Company will begin reporting revenue from the operations of these radio stations during the third quarter of 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2004 of $1,196,436 and at September 30, 2004, had an accumulated deficit of $17,733,149 and a working capital deficit of $2,467,049. In addition, the Company is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company recently entered into a definitive agreement to operate seven radio stations. The Company will generate revenue and be responsible for paying for the expenses to operate these radio stations. The Company plans to raise additional capital and expects to generate revenue from the operations of the seven radio stations and the sale of debit cards.

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

NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense for options issued to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                       2004             2003
                                                   -------------   -------------
Net loss, as reported                              $ (1,196,436)   $   (829,676)
Compensation recognized under APB 25                                         --
Compensation recognized under SFAS 123                       --         (37,310)
                                                   -------------   -------------
Pro forma net loss                                 $ (1,196,436)   $   (866,986)
                                                   =============   =============
Loss per share:
  Basic and diluted, as reported                   $      (0.08)   $      (0.09)
  Basic and diluted, pro forma                     $      (0.08)   $      (0.10)

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

In April 2003, the Company repriced certain options. In accordance with FIN 44 due to the recent decline in the Company's stock price, the Company recognized a gain of $75,000 during the nine months ended September 30, 2004 as a result of the intrinsic value of these repriced options declining.

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 3,631,174 shares of common stock for services valued at $886,559. The value was determined using the market value of the Company's stock at the date the shares were issued.

NOTE 4 - PROFIT PARTICIPATION OBLIGATION

As of September 30, 2004, due to the lack of communication with the holder of this profit participation obligation, the Company continues to show this obligation on its consolidated balance sheet. As the Company has discontinued the sale of Palm products and does not expect to sell them in the future, the Company is attempting to determine how this obligation will be settled. Until such time as this matter is resolved, the Company will continue to show this obligation on its consolidated balance sheet.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine ended September 30, 2004 and 2003 because the effect would have been anti-dilutive:

                                                            2004         2003
                                                         ----------   ----------
Conversion of Series A preferred stock                       44,500       44,500
Conversion of Series B convertible preferred stock        8,500,000    8,500,000
Stock options issued to employees and consultants
    under the Company's stock option plan                 1,150,000    1,150,000
Warrants issued to officers                                 231,000      231,000
Warrants issued for services                                450,000      650,000
Warrants issued with note conversion                        300,000      500,000
Warrants issued for penalty/interest                        316,000      144,000
Warrants issued with notes                                   80,000      180,000
                                                         ----------   ----------
                                                         11,071,500   11,399,500
                                                         ==========   ==========

NOTE 6 - INVESTMENT IN LEGEND CREDIT, INC.

The Company has a 40% minority interest in Legend Credit which is accounted for using the equity method. During the nine months ended September 30, 2004, 40% of Legend Credit's net loss exceeded Legend Mobile's investment in Legend Credit. Management has determined that based on the common control of these entities through Mr. Peter Klamka's majority ownership in both, the excess losses should be reflected as part of due to related party in the accompanying consolidated balance sheet since these two entities are both controlled by Mr. Peter Klamka. Summary financial information of Legend Credit as of and for the nine months ended September 30, 2004 is below:

      Cash                                                   $      455
      Total current assets                                   $   14,203
      Total assets                                           $   16,510
      Total current liabilities                              $   90,659
      Total stockholders' deficit                            $  (74,148)

      Revenue                                                $   29,305
      Gross profit                                           $    4,945
      Net loss                                               $  (91,143)

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2003, the Company's CEO, Peter Klamka advanced the Company a total of $40,476. During the nine months ended September 30, 2004, Mr. Klamka advanced the Company an additional $279,534, of which $89,591 was advances to Legend Credit. As of September 30, 2004, the Company converted $291,000 of these advances into a note payable that bears interest at 21% per annum and is payable upon demand. The remaining advances from Mr. Klamka of $29,010 are non-interest bearing and payable upon demand.

                       LEGEND MOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

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

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our 40% subsidiary Legend Credit, Inc., we also develop and market stored value cards including gift cards bearing the Visa and Mastercard logo. Effective October 1, 2004, Mr. Klamka, our CEO and 60% owner of Legend Credit, agreed to contribute an additional 10% interest in Legend Credit to us. Legend Credit currently markets the Hello Kitty reloadable debit Mastercard card. The Hello Kitty card is sold via the www.hellokittycard.com. Hello Kitty is one of the most recognized animated characters in the world. The Hello Kitty Debit Mastercard card generate revenue by charging cardholders a suite of fees including an initial processing fee of up to $14.95, a per month fee of up to $2.95 and an ATM withdrawal fee of up to $1.50. We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks. We also sell a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". We also are seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. We have entered into an agreement with the American Society of Composers, Authors and Publishers for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

We recently, through our Legend Studios subsidiary, entered into a definitive agreement to begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum Radio Partners of Virginia, Inc. Under the terms of the agreement, Legend Studios will operate for a 12-month term, seven stations located in Virginia, West Virginia and Missouri. Legend Studios will recognize all of the revenue of the stations, which we project will be $1,500,000 for the current calendar year. We began reporting revenue from the operations of these radio stations during the third quarter of 2004.

The stations now operated by Legend Studios generated revenues of approximately $688,000 during the past 12 months. The combined pro forma revenue of Legend Mobile, Legend Studios, and Legend Credit during the past 12 months was approximately $966,000.

Since our inception, we have incurred net losses of $17,733,149 and at September 30, 2004, current liabilities exceeded current assets by $2,467,049. In addition, we are in default on the payment of notes payable and license fee payable obligations. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate revenue from the operations of the seven radio stations and the sale of debit cards.

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

Significant Accounting Policies and Estimates
---------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. We recognize revenue from the sale of adverting time on the radio stations that we operate at the time the advertisement is aired. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended December 31, 2003.


Results of Operations
---------------------

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                               ---------------------------   ---------------------------
                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                   2004           2003           2004           2003
                                               ------------   ------------   ------------   ------------
                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE                                        $   153,151    $       411    $   153,151    $     7,491

COST OF REVENUE                                     40,457             83         40,457          1,497
                                               ------------   ------------   ------------   ------------

GROSS PROFIT                                       112,694            328        112,694          5,994
                                               ------------   ------------   ------------   ------------
EXPENSES:

        Selling, general and administrative        206,580        518,526      1,214,279        684,420
                                               ------------   ------------   ------------   ------------

TOTAL EXPENSES                                     206,580        518,526      1,214,279        684,420
                                               ------------   ------------   ------------   ------------
LOSS FROM OPERATIONS
                                                   (93,886)      (518,198)    (1,101,585)      (678,426)
OTHER INCOME (EXPENSES):

        Interest expense and financing costs       (44,252)       (55,023)      (133,393)      (151,250)

        Equity loss in Legend Credit, Inc.          (3,510)            --        (36,458)            --

        Other income                                15,000             --         75,000             --
                                               ------------   ------------   ------------   ------------

TOTAL OTHER INCOME (EXPENSES)                      (32,762)       (55,023)       (94,851)      (151,250)
                                               ------------   ------------   ------------   ------------
LOSS BEFORE PROVISION FOR INCOME TAXES
                                                  (126,648)      (573,221)    (1,196,436)      (829,676)

PROVISION FOR INCOME TAXES                              --             --             --             --
                                               ------------   ------------   ------------   ------------
NET LOSS                                       $  (126,648)   $  (573,221)   $(1,196,436)   $  (829,676)
                                               ============   ============   ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

Revenue for the three months ended September 30, 2004 increased by $152,740 from $411 for the three months ended September 30, 2003 to $153,151 for the three months ended September 30, 2004. Revenue for the three months ended September 30, 2003 was principally from the sale of faceplates for cellular phones. Revenue for the three months ended September 30, 2004 was principally from the sale of advertising on the seven radio stations that we operate.

Cost of revenue for the three months ended September 30, 2004 increased by $40,374 from $83 for the three months ended September 30, 2003 to $40,457 for the three months ended September 30, 2004. The significant increase is due to the increase in sales from our seven radio stations.

Selling, general and administrative expenses for the three months ended September 30, 2004 decreased by $311,946 or 60.2% from $518,526 for the three months ended September 30, 2003 to $206,580 for the three months ended September 30, 2004. The decrease in selling, general and administrative expenses is due to a general reduction in expenses since we are operating with minimal cash.

Interest expense and financing costs for the three months ended September 30, 2004 decreased by $10,771 or 19.6% from $55,023 for the three months ended September 30, 2003 to $44,252 for the three months ended September 30, 2004. The decrease is due to lower financing cost associated with warrants issued as payment for interest on notes. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Equity loss in Legend Credit was $3,510 for the three months ended September 30, 2004. We own a 40% interest in Legend Credit, which sells branded debit cards. We account for Legend Credit using the equity method and have recorded 40% of Legend Credit's loss in our consolidated statements of operations.

Other income of $15,000 for the three months ended September 30, 2004 related to the decrease in the intrinsic value of certain warrants that were repriced in April 2003. In accordance with FIN 44 due to the recent decline in our stock price, we recognized a gain of $15,000 during the three months ended September 30, 2004 as a result of the intrinsic value of these repriced options declining.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

Revenue for the nine months ended September 30, 2004 increased by $145,660 from $7,491 for the nine months ended September 30, 2003 to $153,151 for the nine months ended September 30, 2004. Revenue for the nine months ended September 30, 2003 was principally from the sale of faceplates for cellular phones. Revenue for the nine months ended September 30, 2004 was principally from the sale of advertising on the seven radio stations that we operate.

Cost of revenue for the nine months ended September 30, 2004 increased by $38,960 from $1,497 for the nine months ended September 30, 2003 to $40,457 for the nine months ended September 30, 2004. The significant increase is due to the increase in sales from our seven radio stations.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $529,859 or 77.4% from $684,420 for the nine months ended September 30, 2003 to $1,214,279 for the nine months ended September 30, 2004. The significant increase in selling, general and administrative expenses is due to the payment of certain professional fees with shares of the Company's stock. During the nine months ended September 30, 2004, we issued 3,621,174 shares of common stock for services valued at $884,759.

Interest expense and financing costs for the nine months ended September 30, 2004 decreased by $17,857 or 11.8% from $151,250 for the nine months ended September 30, 2003 to $133,393 for the nine months ended September 30, 2004. The decrease is due to lower financing cost associated with warrants issued as payment for interest on notes. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Equity loss in Legend Credit was $36,458 for the nine months ended September 30, 2004. We own a 40% interest in Legend Credit, which sells branded debit cards. We account for Legend Credit using the equity method and have recorded 40% of Legend Credit's loss in our consolidated statements of operations.

Other income of $75,000 for the nine months ended September 30, 2004 related to the decrease in the intrinsic value of certain warrants that were repriced in April 2003. In accordance with FIN 44 due to the recent decline in our stock price, we recognized a gain of $75,000 during the nine months ended September 30, 2004 as a result of the intrinsic value of these repriced options declining.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, our CEO, Peter Klamka advanced to us a total of $40,476. During the nine months ended September 30, 2004, Mr. Klamka advanced to us an additional $279,534, of which $89,591 was advances to Legend Credit. As of September 30, 2004, we converted $291,000 of these advances into a note payable that bears interest at 21% per annum and is payable upon demand. The remaining advances from Mr. Klamka of $29,010 are non-interest bearing and payable upon demand.

We have incurred net losses since our inception of $17,733,149. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities & Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company issued 10,000 shares to a consultant for services rendered.


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

                                        LEGEND MOBILE, INC.



December 6, 2004                        By: /s/ Peter Klamka
                                            ------------------------------------
                                            Peter Klamka, Chief Executive and
                                            Principal Accounting Officer