Form 10KSB
period 2004-12-31
LEGEND MOBILE INC
filed 2005-05-18
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 18,208

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 928,854 AS OF MARCH 31, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,577,079 AS OF MARCH 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I
            Item 1.  Description of Business...............................    3
            Item 2.  Description of Properties.............................    9
            Item 3.  Legal Proceedings.....................................    9
            Item 4.  Submission of Matters to a Vote of Security Holders...    9

PART II
            Item 5.  Market for Common Equity and Related Stockholder
                      Matters..............................................    9
            Item 6.  Management's Discussion and Analysis or Plan of
                      Operation............................................    9
            Item 7.  Financial Statements..................................   11
            Item 8.  Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.................   12
            Item 8A. Controls and Procedures...............................   12

PART III
            Item 9.  Directors, Executive Officers, Promoters and Control
                      Persons Compliance with Section 16(a) of the
                      Exchange Act.........................................   12
            Item 10. Executive Compensation................................   13
            Item 11. Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters.......   14
            Item 12. Certain Relationships and Related Transactions........   15
            Item 13. Exhibits and Reports on Form 8-K......................   16
            Item 14. Principal Accountants Fees and Services...............   17

Signatures.................................................................   18

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

                                  OUR BUSINESS

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. We intend to also market branded accessories for digital music players such as the iPod and handheld video games through our upcoming website, www.ipodmerch.com. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market stored value cards including gift cards bearing the Visa and MasterCard logo. Legend Credit intends to develop and market additional branded consumer payment products including debit cards, gift cards, and credit cards. Legend Credit Inc. is also developing a gift card exchange website called "Giftcardstoday.com". Through our 91% subsidiary, Legend Studios, Inc., (formerly Fragrancedirect.com Inc.), we have entered into a local marketing agreement to operate and asset purchase agreement to purchase seven radio stations in Virginia, West Virginia, and Missouri on June 30, 2004. These agreements became the subject of litigation in February 2005.

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

We have been developing products for the iPod economy which will be marketed on a website owned by the company called "iPodmerch.com". The company will develop branded covers and accessories for the 10 million iPods that are currently in use by consumers worldwide. The company is in discussions with various licensors to secure licenses of popular brands on iPod cases. We have also secured a suppliers for products to be branded and resold. We expect our licensed iPod products will be sold in traditional retail channels as well as via our website.

We have also been in discussions with one of our suppliers to develop branded cases for mobile game devices such as the new mobile version of the Sony Playstation.

SALES OF STORED VALUE CARDS

Through Legend Credit, we offer branded stored value cards directly to consumers. According a recent study by the American Bankers Association, the market for stored value cards is estimated at $300 billion annually.

We recently entered into a, two year license agreement with Sanrio Inc. for the rights to the popular trademark Hello Kitty for debit cards, prepaid credit cards, and gift cards. Sanrio develops, distributes and licenses a unique collection of over 12,000 gift, stationery and fashion accessory items for women of all ages. Today there are over 300 Sanrio boutiques throughout the Western Hemisphere with 120 in the United States. In addition, Sanrio character products including Hello Kitty are sold in over 10,000 U.S. locations including department stores, specialty stores and national chain stores.

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

We recently entered into an agreement with Global Cash Card to provide additional card products. Global Cash Card is a distributor of card products through First Regional Bank. We expect to offer a debit card without a Visa or MasterCard logo through our association with Global Cash Card. Cards issued in association with Global Cash Card can be reloaded at any of the 3,000 Ace Cash Express centers around the country. The ease of card loading is one of the key drivers of card profitability.

We have also entered into an agreement with Cardware Systems to provide a Visa product for our current and future licensed brands.

We have also been working with an international bank to develop a Virtual Visa product as well as a Visa Electron product which can be used by citizens of countries other than the United States.

We have also been in discussions to sublicense our licenses to a bank network for the retail sales of gift cards at bank branches.

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

SALES OF PRODUCTS  FROM OUR WEBSITE  IPODMERCH.COM

We recently opened a website called ipodmerch.com. The site acts as a reseller of merchandise for digital music players such as the iPod made by Apple Computer. We expect to generate revenue from the sales of products to consumers from this site.We also expect to offer licensed products for digital music players. We have been in negotiations with several well known brands and entertainers to use their image and trademarks on digital music accessories. We expect to sell these proprietary products through our website as well as other means of distribution such as retail sales and through the specific artist channels such as websites and concerts. The iPod is an extremely popular consumer device. There are approximately 20 million iPods in circulation.

FEE INCOME FROM OUR WEBSITE GIFTCARDSTODAY.COM

We   expect   to   generate   fee   income   from   our   forthcoming   website,
Giftcardstoday.com. The website will allow consumers to buy, sell, and trade unwanted gift cards.

The popularity of gift cards has grown significantly in recently years. According to industry estimates, nearly two thirds of all American adults said they received or purchased a gift card in the last twelve months. Sales of gift cards are expected to reach $55.5 billion this year.

The site will allow consumers to buy, sell, or trade unwanted cards. The site will be open to all types of gift cards from any issuer. We will collect a fee each time a card is sold or traded.

RADIO ACQUISITION

We recently changed the name of our 91% owned subsidiary, Fragrancedirect.com, Inc., to Legend Studios, Inc. On June 30, 2004, we entered into a local marketing agreement and an asset purchase agreement with Quorum Radio Partners of Virgina Inc. and Quorum Communications for seven radio stations. Under the local marketing agreement, we assumed operational and financial control of the stations. The asset purchase agreement provided for purchase of the station by Legend Studios at a future closing .The stations are located in Virginia, West Virginia, and Missouri and consist of the following three AM and four FM stations.:

KELE 1360 AM                Mt. Grove, Missouri

KELE 92.5 FM                Mt. Grove, Missouri

KOZX 98.1 FM                Mt. Grove, Missouri

WIQO  100.9 FM              White Sulfur Springs, West Virginia

WKEY 1340 AM                White Sulfur Springs, West Virginia

WSLW 1320 AM                White Sulfur Springs, West Virginia

WKCT 103.1 FM               Covington, Virginia.

In February 2005, the Quorum entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend Studios' acquisition of the stations. Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum Communications, Inc. This lawsuit alleges that the defendants breached the asset purchase agreement and local marketing agreement by Legend Studios. Legend Studios seeks specific performance of the agreements, as well as in excess of $1.5 million in damages. The defendants have been served with the complaint, but have not filed answers and may be subject to entry of a default judgment. Quorum Radio Partners of Virginia, Inc. filed a bankruptcy petition after being served with the complaint, which stays Legend Studios' proceedings against that entity.

In February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County, against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum communications, Inc. This lawsuit alleges that the defendants breached the asset purchase agreement and local marketing agreement by Legend Studios. Legend Studios seeks specific performance of the agreements, as well as in excess of $1.5 million in damages. Defendants have been served with the complaint, but have not filed answers and may be subject to entry of a default judgment. Quorum Radio Partners of Virginia, Inc., filed a bankruptcy petition after being served with the complaint, which stays Legend Studios, proceedings against that entity.

Due to the terms of the local marketing agreement, we are entitled to record revenues from all the Quorum stations, and we have included those revenues in previous filings. But because Quorum Radio Partners filed for bankruptcy protection, we were unable to gain access to Quorum's financial statements for purposes of completing our year-end audit. Based on Quorum Radio Partners' bankruptcy filing, we estimate that revenue generated by Quorum's Virginia and West Virginia stations in 2004 exceeded $500,000. We were unable to gain access to financial information for the Missouri properties, but we expect that we will shortly do so as part of the discovery process in our pending litigation.

SALES OF RADIO ADVERTISING

If we prevail in our pending litigation with Quorum Radio Partners, Legend Studio's primary source of revenue would be from the sale of advertising for broadcast on its stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory. We can give no assurances that we will prevail in our litigation.

Advertising rates charged by radio stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic group, the supply of and demand for radio advertising time, and other qualitative factors, including rates charged by competing radio stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours. Most advertising contracts are short-term, generally running for only a few weeks.

We also expect to acquire restricted stock and services in exchange for airtime


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

                  MARKETING AND PROMOTION OF STORED VALUE CARDS

We  evaluate  numerous  ways  to  reach  potential   customers  to  promote  our
stored-value products. We intend to continue to promote our products through a number of avenues including:

1. Affinity relationships. We seek to develop products under license by recognized personalities, brands, or affinity groups that have a large base of customers to market to. Our card products are designed to appeal to a specific segment of the market with customized designs, promotions, and fee schedules.

2. Co-marketing with brand partners. We marketed the Hilary Duff Visa Gift card with Hollywood Records through an insert in the Hilary Duff CD entitled "Metamorphosis" which reached approximately one million consumers. We are currently exploring co-marketing opportunities with Sanrio and other licensees for the Hello Kitty brand. We participated in several Hello Kitty events in 2004 and marketed our card through promotional materials in the Hello Kitty retail outlets. Co-marketing allows us to reach a significant number of consumers interested in the brand cost effectively.

3. Public Relations. We adopt a very aggressive posture towards public relations for the launch of our card products.

4. Internet Marketing. We employ from time to time employ a firm to promote the card products through the Internet on popular web site related to the particular brand.

5. Gift with Purchase. We recently entered into a promotional agreement with a leading publisher of magazines that will allow us offer our cardholders and potential cardholders a year long subscription to popular magazines with the purchase of one of our stored value cards. We expect to continue our magazine promotions and other gift with purchase on future cards.

6. Contests. We bartered cards with specific dollar amounts in exchange for advertising time on television, radio, and on popular teen sites.

7. Event Marketing. We look for opportunities to drive sales of our card products at live events including concerts, shopping malls, and celebrity appearances

                      GROWTH STRATEGY-MOBILE PHONE PRODUCTS

We believe we have unique expertise to develop branded products for digital music players such as the iPod. We have consistently been able to secure licenses with recognized brands. We expect to be a leader in the area of branded digital music accessories.

                          GROWTH STRATEGY-LEGEND CREDIT

We expect to continue to license leading brands and celebrities with strong affinity bases. The market for stored value cards is expected to grow by an estimated 20% in 2005. Legend will continue to offer competitive products that appeal to specific segments of the card buying public. We will also look to grow our business by offering previous buyers of Legend Credit card products other products such as reloadable cards, new card designs, and secured cards.

We are also developing products such as the Virtual Visa which will allow consumers to shop online safely and securely

                         GROWTH STRATEGY-LEGEND STUDIOS

We intend to focus on small market radio and television stations for the foreseeable future. We intend to secure and maintain positions in smaller markets where we can achieve market dominance. Through consolidation of radio stations into clusters (multiple formats and radio stations in a market) we can become a more efficient and cost effective supplier of marketing channels to local advertisers. Smaller markets also tend to face less competition from other media, including satellite radio such as XM and Sirius.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2004, we had an accumulated deficit of $17,953,713. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2004, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2004, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2004 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

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

As we attempt to expand into the mobile phone, accessory, and mobile services software markets, our future growth will depend on the commercial success of our branded accessory products. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do. This will make it difficult for us to compete successfully in the hand-held device and operating system software markets.

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

We have not entered into an employment agreement with Mr. Klamka and Mr. Klamka has not entered into any agreement restricting his involvement in a business which competes with us. As a result, Mr. Klamka is an employee-at-will and has the right to leave us at any time. Mr. Klamka has informed us that he intends to devote a substantial portion of his working time to our business and that he also intends to devote a portion of his time to other business interests that do not compete with our business. In addition, Mr. Klamka is not restricted from entering into a competing business after the term of his employment with us; provided, however, that he would not be permitted to use proprietary information and trade secrets belonging to us. Our success will also be dependent upon our ability to hire and retain marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain additional qualified personnel. The loss of our Chief Executive Officer's service would have a material adverse effect on us .

EMPLOYEES

As of March 31, 2005, we had a total of four full-time employees. None of our employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of 709 square feet of space, at 777 Eisenhower Parkway, Suite 102 in Ann Arbor, Michigan. The monthly rent is $1,300. The lease expires on January 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

The company is party to legal proceedings from time to time. None of the legal proceedings in management's opinion would have an adverse material impact on the company.

We are a plaintiff in a case against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum communications, Inc. and we expect to secure a default judgment. See "Radio Acquisitions," above.

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

FISCAL QUARTER ENDING                       HIGH BID          LOW BID

March 31, 2003.......................       $   1.11         $   0.12
June 30, 2003........................       $   0.35         $   0.10
September 30, 2003...................       $   0.44         $   0.20
December 31, 2003....................       $   0.36         $   0.23

March 31, 2004.......................       $   0.40         $   0.21
June 30, 2004........................       $   0.34         $   0.15
September 30, 2004...................       $   0.28         $   0.10
December 31, 2004....................       $   0.28         $   0.09

On March 31, 2005, the closing bid price for the common stock on the OTC Bulletin Board was $0.05.

HOLDERS

As of March 31, 2005 there were 137 record holders of our common stock. This does not include shares held in street names.

DIVIDENDS

Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

In October 2004, we issued a total of 840,318 shares of common stock for consulting services. Theses securities were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market stored value cards including gift cards bearing the Visa and Mastercard logo. We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks.

Since our inception, we have incurred net losses of $17,953,172 and at December 31, 2004 current liabilities exceeded current assets by $2,675,281. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of Hello Kitty Debit MasterCard card through Legend Credit, Inc.

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

Our business model is to grow in the area of mobile handsets, mobile applications, and digital music players. This business model includes seeking to obtain licenses with well-known motor entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

On September 9, 2004, Legend Credit launched the Hello Kitty Debit MasterCard card . We have a 50% interest in Legend Credit, Inc., which is accounted for using the equity method. During the second quarter of 2003, Mr. Peter Klamka, our CEO and 50% owner of Legend Credit, contribute 10% of his ownership interest in Legend Credit to us which brought our ownership in Legend Credit to 50%.

Significant Accounting Policies and Estimates
---------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2004.

Results of Operations
---------------------

Year ended December 31, 2004 vs. December 31, 2003

Revenue for the year ended December 31, 2005 increased by $10,683 or 241 % from $7,525 for the year ended December 31, 2003 to $18,208 for the year ended December 31, 2004. Revenue for the year ended December 31, 2003 was principally from the sale of the Michael Jordan edition of the Palm and the sale of faceplates for cellular phones. These sales principally took place during the first half of 2003. As a result of a settlement agreement with Mr. Jordan, we discontinued selling any products using the Michael Jordan name, likeness or image effective July 1, 2002. Revenue for the year ended December 31, 2003 was from the sale of faceplates for cellular phones.

Cost of revenue for the year ended December 31, 2004 decreased by $1,479 or 100% from $1,479_ for the year ended December 31, 2003 to $0 for the year ended December 31, 2004. The decrease is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 0% and 19.9% for the year ended December 31, 2004 and 2003, respectively. The faceplates have a much higher gross margin than did the Michael Jordan edition of the Palm. During June 2002, we sold 500 Michael Jordan edition Palms at a price substantially below our cost that has resulted in negative gross margin.

Product development costs for the year ended December 31, 2004 stayed the same From $0 from $0 for the year ended December 31, 2003 to $0 for the year ended December 31, 2004. We did not have any money to spend on product development during the year ended December 31, 2003.

Selling, general and administrative expenses for the year ended December 31, 2004 increased by $16,161 or 1.3% from $1,255,016 for the year ended December 31, 2003 to $1,271,177 for the year ended December 31, 2004. A majority of selling, general and administrative expenses in 2004 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2004 decreased by $39,987 or 18.0% from $222,255 for the year ended December 31, 2003 to $182,268 for the year ended December 31, 2004. The difference is principally due to a charge taken of $244,701 in the 3rd quarter of 2002 related to a warrant issued to an investor that converted his $300,000 note payable into shares of common stock.

Equity loss in Legend Credit, Inc. was $36,458 for the year ended December 31, 2004. We own a 50% interest in Legend Credit, who started selling Hilary Duff Visa gift card in October 2003, and the Hello Kitty Debit MasterCard in September 2004. We account for Legend Credit using the equity method and have recorded 50% of Legend Credits loss in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2003, we raised $37,000 from the sale of our common stock .

We have incurred net losses since our inception of $17,953,172 . In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

                    Our executive officers and directors are:

          NAME            AGE     POSITION
          ----            ---     --------

          Peter Klamka     36     Chairman of the Board, CEO, President,
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

EMPLOYMENT AND CONSULTING AGREEMENTS

We have no employment or other written agreement with Peter Klamka, our President and Chief Executive Officer. Mr. Klamka has an oral agreement with the Company to receive a base salary of $175,000 per year and such other compensation as the Board of Directors shall designate. The Company believes that Mr. Klamka will continue to waive a portion of the base salary for the foreseeable future, although no assurance thereof can be given.

Mr. Klamka is involved in other business ventures, including the ownership and management other private businesses.

We have no employment or other written agreement with Mr. Klamka.


AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers' certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

Our  board  of  directors  currently  acts as our  audit  committee.  Our  audit committee member is not "independent" in accordance with rule 4200(a)(14) of the
Nasdaq  Marketplace  Rules.  Our  board of  directors  does  not have an  "audit committee  financial expert," within the meaning of that phrase under applicable regulations  of the  Securities  and Exchange  Commission,  serving on the audit committee.  The  board of  directors  believes  that  the  member  of the  audit committee is financially  literate and  experienced  in business  matters and is capable of (1) understanding  generally accepted accounting  principles ("GAAP")
and  financial  statements,  (2)  assessing  the  general  application  of  GAAP principles  in  connection  with our  accounting  for  estimates,  accruals  and
reserves,   (3)  analyzing  and   evaluating  our  financial   statements,   (4)
understanding our internal controls and procedures for financial reporting,  and
(5) understanding audit committee  functions,  all of which are attributes of an audit committee financial expert.  However, the board of directors believes that no audit committee member has obtained these  attributes  through the experience specified  in the  SEC's  definition  of  "audit  committee  financial  expert."
Further, as is the case with many small companies,  it would be difficult for us to attract and retain board  members who qualify as "audit  committee  financial experts," and  competition  for such  individuals is  significant.  The board of directors  believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information the remuneration of our chief executive officer:

                                                SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
    NAME AND
    PRINCIPAL
    POSITION                     ANNUAL COMPENSATION                       LONG TERM COMPENSATION
------------------ ---------------------------------------------- ------------------------------------
                                                                           AWARDS            PAYOUTS
                                                                  ------------------------- ----------
                                                        OTHER      RESTRICTED   SECURITIES
                                                        ANNUAL       STOCK      UNDERLYING     LTIP      ALL OTHER
                    FISCAL                           COMPENSATION   AWARD(S)     OPTIONS/     PAYOUTS  COMPENSATION
                     YEAR    SALARY ($)   BONUS ($)       ($)          ($)       SARS (#)       ($)          ($)
------------------ -------- ------------ ----------- ------------ ------------ ------------ ---------- ------------
Peter Klamka, CEO    2004   $175,000 (1)   -0-            -0-          -0-         -0-          -0-         -0-
                     2003   $100,000 (2)   -0-            -0-          -0-        490,500       -0-         -0-
------------------ -------- ------------ ----------- ------------ ------------ ------------ ---------- ------------


(1) In 2004, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued
(2)  In 2003,  Mr.  Klamka was only paid  $11,080 of his salary,  the  remaining
     $88,920 has been accrued.


                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------

                                       INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------
                  NUMBER OF SECURITIES     PERCENT OF TOTAL
                       UNDERLYING        OPTIONS/SARS GRANTED
                  OPTIONS/SARS GRANTED     TO EMPLOYEES IN      EXERCISE OR BASE
      NAME                (#)                FISCAL YEAR          PRICE ($/SH)     EXPIRATION DATE
---------------- ---------------------- ---------------------- ------------------ -----------------
  Peter Klamka          -0-                      0%                 $
---------------- ---------------------- ---------------------- ------------------ -----------------


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------- -------------------- -------------------- ---------------------- ----------------------
                                                            NUMBER OF SECURITIES
                                                                  UNDERLYING       VALUE OF UNEXERCISED
                                                                 UNEXERCISED           IN-THE-MONEY
                                                               OPTIONS/SARS AT        OPTIONS/SARS AT
                                                             FISCAL YEAR END (#)    FISCAL YEAR END ($)
                                                           ---------------------- ----------------------
                  SHARES ACQUIRED ON                            EXERCISABLE/           EXERCISABLE/
      NAME           EXERCISE (#)      VALUE REALIZED ($)       UNEXERCISABLE          UNEXERCISABLE
---------------- -------------------- -------------------- ---------------------- ----------------------
  Peter Klamka           -0-                 -0-                1,240,500/-0-           260,505/-0-
---------------- -------------------- -------------------- ---------------------- ----------------------


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

                   Number of Shares                                  Percentage
Name and Address   Beneficially Owned           Class                of Class(1)
----------------   ------------------           -----                -----------

Peter Klamka            850,000         Series B preferred stock(2)      100%
                        147,775         Series C preferred stock(3)      100%
                      1,240,500(4)      Common                           6.6%


(1) Figures based on an estimated 18,577,079 shares of common stock outstanding as of December 31, 2005.

(2)  Series B preferred stock is entitled to 10 votes per share.

(3)  Series C preferred stock is entitled to 100 votes per share.

(4)  Includes 1,125,000 currently exercisable options to purchase  1,125,000,000 shares of the Company's  common stock,  and 115,500  currently  exercisable warrants to purchase  115,500  shares of the Company's  common  stock.  The number of common  shares  beneficially  owned does not  included  1,884,174 shares  transferred by Mr. Klamka to a limited  liability company owned and controlled by members of Mr. Klamka's family.


EQUITY COMPENSATION PLANS

As of December 31, 2004, our equity compensation plans were as follows:

------------------------------ ---------------------------- --------------------------- -------------------------
                                NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE EXERCISE
                                 ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING        NUMBER OF SECURITIES
                                  OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND      REMAINING AVAILABLE FOR
        PLAN CATEGORY              WARRANTS AND RIGHTS               RIGHTS                  FUTURE ISSUANCE
------------------------------ ---------------------------- --------------------------- -------------------------
Equity compensation plans
approved by security holders            1,150,000                     $0.10                       None
------------------------------ ---------------------------- --------------------------- -------------------------

Equity compensation plans not
approved by security holders              None                         N/A                        None
------------------------------ ---------------------------- --------------------------- -------------------------

Total                                   1,150,000                     $0.10                       None
------------------------------ ---------------------------- --------------------------- -------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-KSB:

REGULATION
S-B NUMBER                              EXHIBIT
---------- ---------------------------------------------------------------------
3.1 Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998 (1)

3.2        Certificate Of Decrease Of Class A Convertible Preferred Stock

3.3        Certificate Of Decrease of Class A Convertible Preferred Stock

3.4        Certificate Of Designations Of C Convertible Preferred Stock

3.5        By-Laws of PTN Media, Inc. (1)

4.2        PTN Media, Inc. 2000 Stock Option Plan (2)

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

10.5 Palm, Inc. OEM Partner Agreement dated October 5, 200, between PTN Media, Inc. and Palm, Inc. (4)

10.6 Merchant and Partner Network Agreement dated May 8, 2000, between PTN Media, Inc. and Dynamic Trade Inc. (4)

10.7 License Agreement dated January 4, 2001 between PTN Media, Inc. and Michael Jordan (5)

10.8 License Supply and Distributor Agreement between PTN Media, Inc. and Motorola, Inc. dated February 25, 2002 (6)

10.9       License Amendment between PTN Media, Inc. and Christina Aguilera (6)

21.1       List of Legend Mobile Subsidiaries (7)

31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer (7)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (7)

41.1       Consent of Independent Certified Public Accountants (7)


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

(7)  Filed herewith.

(b)  Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2004 and 2003, our principal accountants have billed approximately $45,000 and approximately $40,000, respectively, for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

There were not fees billed for the fiscal years ended December 31, 2004 and 2003, for tax compliance, tax advice, and tax planning services.

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

                                   LEGEND MOBILE, INC.



Date:   May 16, 2005               By:   /s/ Peter Klamka
                                       -----------------------------------------
                                       Peter Klamka, Chairman, President,
                                       Secretary and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----

/s/ Peter Klamka               Chairman, President,             May 16, 2005
---------------------          Secretary and
Peter Klamka                   Chief Executive Officer
                               (Principal Executive
                               and Accounting Officer)

                      Legend Mobile, Inc. and Subsidiaries
                        Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003



                                    Contents

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                   F-1

Financial Statements:

     Consolidated Balance Sheet as of December 31, 2004                   F-2

     Consolidated Statements of Operations for the years ended
          December 31, 2004 and 2003                                      F-3

     Consolidated Statement of Stockholders' Deficit for the years
          ended December 31, 2004 and 2003                                F-4

     Consolidated Statements of Cash Flows for the years ended
          December 31, 2004 and 2003                                   F-5 - F-6

     Notes to Consolidated Financial Statements                           F-7

E. Randall Gruber, CPA, PC
================================================================================
Certified Public Accountant
10805 Sunset Office Drive
St. Louis, Missouri  63127

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Stockholders
Legend Investment Corporation
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheet of Legend Mobile Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Mobile Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant net losses since its inception, has no substantial source of material revenue and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


E. Randall Gruber, CPA, PC
Certified Public Accountant

St. Louis, Missouri
May 12, 2005


                      Legend Mobile, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                                                                      December 31,
                                                                          2004
                                                                      ------------

                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $      1,518
                                                                      ------------
TOTAL CURRENT ASSETS                                                         1,518
                                                                      ------------

FIXED ASSETS, NET                                                            2,439
GOODWILL                                                                    48,188
                                                                      ------------
TOTAL ASSETS                                                          $     52,145
                                                                      ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                      181,636
     Accrued expenses (including related party of $288,920)              1,014,517
     Accrued interest (including related party of $15,278)                 294,233
     Advances from officer                                                  19,163
     License fees payable                                                  200,000
     Notes payable                                                         676,250
     Note payable - officer                                                291,000
                                                                      ------------
TOTAL CURRENT LIABILITIES                                                2,676,799
                                                                      ------------

MINORITY INTEREST (Note 1)                                                    --

STOCKHOLDERS' DEFICIT
     Series A Preferred Stock; $0.001 par value; 1,000,000 shares
       authorized; 2,225 shares issued and outstanding                          22
     Series B Convertible Preferred Stock, $0.01 par value; 850,000
       shares authorized; 850,000 shares issued and outstanding              8,500
     Series C Convertible Preferred Stock, $0.01 par value; 147,775
       shares authorized; 147,775 shares issued and outstanding              1,478
     Common stock; $0.001 par value; 20,000,000 shares
       authorized; 16,513,721 shares issued and outstanding                 16,513
     Additional paid-in capital                                         15,458,305
     Stock subscription receivable                                        (156,300)
     Accumulated deficit                                               (17,953,172)
                                                                      ------------
TOTAL STOCKHOLDERS' DEFICIT                                             (2,624,654)
                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     52,145
                                                                      ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      Legend Mobile, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                     Year Ended
                                            ----------------------------
                                            December 31,    December 31,
                                                2004            2003
                                            ------------    ------------

REVENUE                                     $     18,208    $      7,525

COST OF REVENUE                                     --             1,497
                                            ------------    ------------
GROSS PROFIT (LOSS)                               18,208           6,028
                                            ------------    ------------

EXPENSES:
     Selling, general and administrative       1,271,177       1,255,016
                                            ------------    ------------
TOTAL EXPENSES                                 1,271,177       1,255,016
                                            ------------    ------------

LOSS FROM OPERATIONS                          (1,252,969)     (1,248,988)

OTHER INCOME (EXPENSES):
     Interest expense and financing costs       (182,268)       (222,255)
     Equity loss in Legend Credit, Inc.          (36,458)         (8,002)
     Other income                                112,500            --
                                            ------------    ------------
TOTAL OTHER EXPENSES                            (106,226)       (230,257)
                                            ------------    ------------

LOSS FROM CONTINUING OPERATIONS             $ (1,359,195)   $ (1,479,245)

LOSS FROM DISCONTINUED OPERATIONS                (57,264)           --
                                            ------------    ------------

NET LOSS                                      (1,416,459)     (1,479,245)
                                            ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE
  LOSS FROM CONTINUING OPERATIONS           $      (0.09)   $      (0.15)
                                            ============    ============
  NET LOSS                                  $      (0.09)   $      (0.15)
                                            ============    ============


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                           15,567,472       9,557,805
                                            ============    ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements


                      Legend Mobile, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Deficit

                 For the Years Ended December 31, 2004 and 2003


                                                                  Preferred Stock
                             ---------------------------------------------------------------------------------------
                                      Series A                      Series B                      Series C
                             ---------------------------   ---------------------------   ---------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002          2,350   $         24           --     $       --             --     $       --

Shares issued in payment
 of professional fees                --             --             --             --             --             --
Shares issued in private
 placement, net                      --             --             --             --             --             --
Shares issued for
 financing costs                     --             --             --             --             --             --
Conversion of Series A
 preferred stock to
 common stock                        (125)            (2)          --             --             --             --
Issuance of Series B
 preferred stock for
 contribution of assets to
 Legend Credit, Inc.                 --          850,000          8,500           --             --             --
Fair value of warrants
 issued in connection with
 notes payable                       --             --             --             --             --             --
Fair value of warrants
 issued as penalty                   --             --             --             --             --             --
Fair value of warrants
 issued in connection with
 professional services               --             --             --             --             --             --
Repricing of vested
 options and warrants                --             --             --             --             --             --
Net loss                             --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003          2,225             22        850,000          8,500           --             --

Shares issued in payment
 of professional fees                --             --             --             --             --             --
Fair value of warrants
 issued as penalty                   --             --             --             --             --             --
Issuance of Series C
 preferred stock for
 contribution of
 additional ownership of
 Legend Credit, Inc.                 --             --             --             --          147,775          1,478
Repricing of vested
 options and warrants                --             --             --             --             --             --
Transfer of profit
 participation obligation            --
 to equity                           --             --             --             --             --             --

Net loss                             --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004          2,225   $         22        850,000   $      8,500        147,775   $      1,478
                             ============   ============   ============   ============   ============   ============

                                     Common Stock           Additional
                             ---------------------------      Paid-in      Shareholder    Accumulated
                                Shares         Amount         Capital      Receivable       Deficit        Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002      8,579,936   $      8,580   $ 12,456,623   $   (156,300)  $(15,057,468)  $ (2,748,541)

Shares issued in payment
 of professional fees           3,264,670          3,264        962,273           --             --          965,537
Shares issued in private
 placement, net                   126,250            126         36,874           --             --           37,000
Shares issued for
 financing costs                   68,873             69         15,083           --             --           15,152
Conversion of Series A
 preferred stock to
 common stock                       2,500              3             (1)          --             --             --
Issuance of Series B
 preferred stock for
 contribution of assets to
 Legend Credit, Inc.                 --             --            6,300           --             --           14,800
Fair value of warrants
 issued in connection with
 notes payable                       --             --           24,890           --             --           24,890
Fair value of warrants
 issued as penalty                   --             --           13,685           --             --           13,685
Fair value of warrants
 issued in connection with
 professional services               --             --            2,429           --             --            2,429
Repricing of vested
 options and warrants                --             --           66,655           --             --           66,655
Net loss                             --             --             --             --       (1,479,245)    (1,479,245)
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003     12,042,229         12,042     13,584,811       (156,300)   (16,536,713)    (3,087,638)

Shares issued in payment
 of professional fees           4,471,492          4,471        976,329           --             --          980,800
Fair value of warrants
 issued as penalty                   --             --            7,443           --             --            7,443
Issuance of Series C
 preferred stock for
 contribution of
 additional ownership of
 Legend Credit, Inc.                 --             --            2,222           --             --            3,700
Repricing of vested
 options and warrants                --             --         (112,500)          --             --         (112,500)
Transfer of profit
 participation obligation
 to equity                           --             --        1,000,000           --             --        1,000,000

Net loss                             --             --             --             --       (1,416,459)    (1,416,459)
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004     16,513,721   $     16,513   $ 15,458,305   $   (156,300)  $(17,953,172)  $ (2,624,654)
                             ============   ============   ============   ============   ============   ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements


                      Legend Mobile, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                Year Ended
                                                                       ----------------------------
                                                                       December 31,    December 31,
                                                                           2004            2003
                                                                       ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
   Net loss                                                            $ (1,359,195)   $ (1,479,245)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                           2,361           4,865
       Issuance of shares for license fees/services                         980,800         965,537
       Issuance of shares for financing costs                                  --            15,152
       Issuance of warrants for services/financing costs                      7,443          41,004
       Repricing of options and warrants                                   (112,500)         66,655
       Write down of prepaid operating agreement                             37,500            --
       Equity loss in Legend Credit, Inc.                                    36,458           8,002
   Changes in operating assets and liabilities:
     Accounts receivable                                                     13,748            --
     Deposits and prepaid expenses                                           12,500           2,226
     Other receivables                                                         --            30,610
     Accounts payable                                                         6,369         (35,616)
     Accrued expenses                                                       207,810         202,193
     Accrued interest                                                        94,278          78,999
                                                                       ------------    ------------
Net cash used in operating activities from continuing operations            (72,428)        (99,618)
                                                                       ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
   Payment for operating agreement                                          (50,000)           --
   Advances to Legend Credit, net                                           (89,136)           --
                                                                       ------------    ------------
Net cash used in investing activities from continuing operations           (139,136)           --
                                                                       ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
   Change in cash overdraft                                                    --              (131)
   Advances from officer, net                                               269,687          40,476
   Advances from related party                                                 --             2,932
   Proceeds from issuance of notes payable                                     --            20,000
   Proceeds from private placement offerings of common stock                   --            37,000
                                                                       ------------    ------------
Net cash provided by financing activities from continuing operations        269,687         100,277
                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             58,123             659

NET CASH USED IN DISCONTINUED OPERATIONS                                    (57,264)           --

CASH, Beginning of year                                                         659            --
                                                                       ------------    ------------

CASH, End of year                                                      $      1,518    $        659
                                                                       ============    ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      Legend Mobile, Inc. and Subsidiaries

Supplemental Schedule of Non-Cash Investing and Financing Activities:

         During 2004, (i) the Company issued 4,471,492 shares of common stock for professional services valued at $980,800, (ii) the Company issued 72,000 warrants to an investor as a penalty for paying the note on its due date valued at $7,443, (iii) the Company recognized other income of $112,500 as a result of change in the value of repriced option and warrants, (iv) the Company issued 147,775 shares of Series C convertible preferred stock valued at $3,700 to the Company's CEO in exchange for his additional contribution of a 10% ownership of Legend Credit, Inc., and (v) the Company transferred a $1,000,000 profit participation obligation to equity.

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

         The Company is a developer and marketer of branded mobile phone products, including faceplates, phone accessories, SMS services, and mobile data applications. Through the Company's 50% owned subsidiary, Legend Credit, Inc., (formerly PTN Wireless, Inc. ("Legend Credit"), the Company also develops and markets stored value cards, including gift cards bearing the Visa and MasterCard logo. Effective October 1, 2004, Mr. Klamka, the Company's CEO and 60% owner of Legend Credit, contributed an additional 10% interest in Legend Credit to the Company. Legend Credit currently markets the Hello Kitty reloadable debit MasterCard card. The Hello Kitty card is sold via the
         www.hellokittycard.com. Hello Kitty is one of the most recognized animated characters in the world. The Company's Hello Kitty Debit MasterCard card generate revenue by charging cardholders a suite of fees including an initial processing fee of up to $14.95, a per month fee of up to $2.95 and an ATM withdrawal fee of up to $1.50. The Company derives limited revenues from the sale of covers for mobile phones. The Company's suppliers require it to purchase these products and resell them to consumers and wholesalers. The Company created products under its licenses from athletes, entertainers, and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. The Company has entered into an agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

         In February 2001, the Company formed Legend Credit as a wholly owned subsidiary. On April 1, 2003, Mr. Peter Klamka, CEO of the Company, contributed the rights to an affinity credit card business valued at $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Nonmonetary Transactions," using his cost basis in the investment, which is the most readily determinable cost. In exchange for this contribution, Legend Credit issued to Mr. Peter Klamka 60% of the issued and outstanding shares of Legend Credit common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible preferred stock. These issuances were valued at $22,200 and $14,800, respectively. The Company retains a 40% minority interest in Legend Credit which is accounted for using the equity method. Effective October 1, 2004, Mr. Klamka contributed an additional 10% interest in Legend Credit to the Company at was valued at $3,700 (10% of $37,000, the original value of the affinity credit card business).

         In July 1999, the Company formed, Legend Studios, Inc. (formerly FragranceDirect.com, Inc.) ("Legend Studios"), a majority owned subsidiaries. Through this entity, the Company sold fragrance products over the Internet. On June 28, 2004, the Company, through its Legend Studios subsidiary, entered into a definitive agreement to begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum Radio Partners of Virginia, Inc. Under the terms of the agreement, Legend Studios will operate for a 12-month term, beginning July 1, 2004, seven stations located in Virginia, West Virginia and Missouri. Legend Studios paid $50,000 pursuant to the terms of this agreement to operate the ratio stations which is being amortized over for a 12-month period. In the 4th quarter of 2004, the Company claims that the owners of the radio stations failed to honor the operating agreement by failing to allow the Company to control the radio stations. As a result, the Company has expensed the unamortized portion of the $50,000 payment pursuant to the operating agreement and discontinued the recognition of revenue since the Company was no longer able to control the radio operations. (See Note 11).

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2004 of $1,416,459 and at December 31, 2004, had an accumulated deficit of $17,953,172 and a working capital deficit of $2,675,281. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company, through its subsidiary, Legend Credit, Inc., continues to sell branded debit cards. The Company is also seeking additional equity capital to expand its cellular phones faceplates, mobile data services, and mobile applications business.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its 91%-owned subsidiary, Legend Studios and its 50% owned subsidiary, Legend Credit.

         Stock Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2004 and 2003:

                                                         2004          2003
                                                     -----------   -----------
         Net loss
           As reported                               $(1,416,459)  $(1,479,245)
           Compensation recognized under APB 25                -        66,655
           Compensation recognized under SFAS 123              -      (103,965)
                                                     -----------   -----------
                      Pro forma                      $(1,416,555)  $(1,516,555)
                                                     ===========   ===========
         Basic and diluted loss per common share:
           As reported                               $     (0.09)  $     (0.15)
           Pro forma                                 $     (0.09)  $     (0.16)

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

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004, the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's financial instruments, including cash, accounts payable, accrued expenses, accrued interest, license fee payable and advances from officer, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

         Impairment of Long-Lived Assets
         -------------------------------

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30,"Reporting the Results of
         Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company's adoption effective January 1, 2002 did not have a material impact to the Company's financial position or results of operations.

         Intangible Assets
         -----------------

         Intangible assets consist of goodwill acquired with the increase in ownership of Legend Credit. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

         Revenue Recognition
         -------------------

         The Company generates revenue from the sale of products on its web sites and through other channels, the sale of advertisements on radio stations it operated and service fees from the sale of debit cards. The Company recognizes revenue for these product sales when the product is shipped to the customer. The Company recognizes revenue from the radio stations it operated when advertisements were aired. The Company recognizes service fee revenue from the sale of debit cards at the time the customer is sent the debit card. Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.

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

         Earnings (Loss) Per Share
         -------------------------

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended


         December  31,  2004  and  2003  because  the  effect  would  have  been anti-dilutive:
                                                                  2004          2003
                                                              -----------   -----------
         Conversion of Series A preferred stock                    44,500        44,500
         Conversion of Series B convertible preferred stock     8,500,000     8,500,000
         Conversion of Series C convertible preferred stock    14,777,500          --
         Stock options issued to employees and consultants
             under the Company's stock option plan              1,150,000     1,150,000
         Stock options issued outside of plan                        --            --
         Warrants issued to officers                              231,000       231,000
         Warrants issued for services                              50,000       450,000
         Warrants issued with notes                               100,000        80,000
         Warrants issued for penalty/interest                     234,000       262,000
         Warrants issued with note conversion                     300,000       500,000
                                                              -----------   -----------
                                                               25,387,000    11,217,500

         Comprehensive Loss
         ------------------

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2004 and 2003, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

         Minority Interest
         -----------------

         Minority interest represents the minority shareholders' proportionate share of the equity of Legend Studios. During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios. Legend Studios, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Legend Studios had a negative carrying value. The increase in capitalization of Legend
         Studios resulting from the sale of 410,000 shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Legend Studios. Accordingly, the Company has accounted for the change in its proportionate share of Legend Studios' equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements. During 2001, three of the Legend Studios shareholders exchanged 173,999 shares of Legend Studios common stock for 173,999 shares of the Company's common stock. During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend Studios common stock for 1,000 shares of the Company's common stock. The accompanying consolidated financial statements do not reflect a minority interest liability as of December 31, 2004 as Legend Studios, on a stand-alone basis, had a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003 do not reflect the minority interest's share of Legend Studios' losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

         In addition, during the year ended December 31, 2004, the Company's ownership in Legend Credit increased to 50% resulting in the Company consolidating the financial statement of Legend Credit with the Company. The accompanying consolidated financial statements do not reflect a minority interest liability as of December 31, 2004 as Legend Credit, on a stand-alone basis, had a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the year ended December 31, 2004 do not reflect the minority interest's share of Legend Credits' losses for 2004 as the related accrual would result in the Company's recordation of a minority interest receivable.

         Reclassification
         ----------------

         Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of
         Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
         (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In  December  2004,  the  FASB  issued  SFAS  No.123   (revised  2004),
         "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 2 - Fixed Assets

        Fixed assets at December 31, 2004 consisted of the following:

                                                                 2004
                                                             -----------
                  Computer equipment                         $    49,478
                  Furniture and fixtures                           3,452
                                                             -----------
                                                                  52,930
                  Less accumulated depreciation                  (50,491)
                                                             -----------

                           Total                             $     2,439
                                                             ===========

         Depreciation expense for the years ended December 31, 2004 and 2003 was $2,361 and $4,865, respectively.


Note 3 - Investment in/Consolidation of Legend Credit, Inc.

         On April 1, 2003, the Company's CEO, Mr. Peter Klamka, contributed the rights to an affinity credit card business at his historical cost basis of $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Nonmonetary Transactions," using his cost basis in the investment, which is the most readily determinable cost. In exchange for this contribution, Legend Credit issued to Mr. Peter Klamka, 60% of the issued and outstanding shares of common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible preferred stock that were valued at $22,200 and $14,800, respectively, pro rata based on the percentage of interest owned. Effective October 1, 2004, Mr. Klamka contributed an additional 10% interest in Legend Credit to the Company at was valued at $3,700 (10% of $37,000, the original value of the affinity credit card business).Mr. Klamka received 147,775 shares of the Company's Series C convertible preferred stock in exchange for this contribution. Effective October 1, 2004, the Company began consolidating the operations of Legend Credit. Summary financial information of Legend Credit as of and for the nine months ended September 30, 2004 is below:

                  Cash                                  $       455
                  Total current assets                  $    14,203
                  Total assets                          $    16,510
                  Total current liabilities             $    90,659
                  Total stockholders' deficit           $   (74,148)

                  Revenue                               $    29,305
                  Gross profit                          $     4,945
                  Net loss                              $   (91,143)

Note 4 - Accrued Expenses

         Accrued expenses at December 31, 2004, consist of the following:

               Michael Jordan settlement                $    655,908
               Accrued salary to officer                     288,920
               Accrued legal judgment                         31,000
               Other accrued expenses                         38,689
                                                        ------------
                                                        $  1,014,517

Note 5 - Notes Payable - Related Party

         As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand. As of December 31, 2004, accrued interest related to this note amounted to $15,278.

Note 6 - Notes Payable

         In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock. The notes and accrued interest are payable one year from the date of issuance or the closing of an equity funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company thereunder are now past due. Interest accrued as of December 31, 2004 aggregated to $16,000.

         In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000. The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note holders an aggregate of 96,000 two-year stock purchase warrants to purchase Legend Studios common stock at $3.50 per share. During the year ended December 31, 2002, two note holders converted principal and accrued interest of $35,000 and $13,358 into 48,358 shares of the Company's common stock. As of December 31, 2004, $125,000 of these notes and accrued interest of $67,709 are still outstanding. These notes are in default at December 31, 2004.

         In August 2001, the Company issued notes payable for $100,000 and $300,000 which were due in 60 days and 14 days, respectively. In connection with the issuance of the $300,000 note, the Company granted the note holders an aggregate of 80,000 warrants to purchase the Company's common stock at $1 per share. The Company has determined that the fair value of these warrants to be $99,317 and has recognized the expense in the accompanying statement of operations during the year ended December 31, 2001. The Company used the Black-Scholes model to determine the fair value of these warrants with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weight-average risk-free interest rate of approximately 4.0%, and (iv) expected life of 3 years. In July 2002, the Company converted the $300,000 note into 300,000 shares of its common stock and issued 300,000 warrants to purchase the Company's common stock at $1 per share. The value of the warrants issued of $244,701 was determined using the Black-Scholes model and this amount has been recorded as financing costs in the accompanying statement of operations during the year ended December 31, 2002. The following assumptions were used to determine the fair value of these 300,000 warrants: (i) dividend yield of 0%, (ii) expected volatility of 129%, (iii) weight-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 5 years. The Company did not repay the $100,000 note on its due date (and has not yet repaid the note) and issued the investor during the years ended December 31, 2004, 2003 and 2002, respectively, 72,000, 72,000 and
         90,000 warrants as a penalty valued at $7,443, $13,685 and $80,870, respectively.

         In September 2002, the Company issued a note payable in the amount of $400,000 that accrues interest at 10% per annum. The principal and accrued interest is to be repaid one-half on February 28, 2003 and the remaining balance on May 31, 2003. The Company has not made the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of December 31, 2004 amounted to $93,333. This note is in default at December 31, 2004.

         In October 2003, the Company issued a note payable in the amount of $20,000. The note was due 45 days after issuance. This note has not currently been repaid. There is no stated interest rate on the note, but the Company did issue to the investor 100,000 warrants to purchase shares of the Company's common stock for $0.35 per share. The Company used the Black-Scholes model to determine the fair value of these 100,000 warrants with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The value of these warrants of $24,890 was has been recorded as interest expense in the accompany consolidated statements of operations during the year ended December 31, 2003. This note is in default at December 31, 2004.

Note 7 - Advances to/from related parties

         In 2003, the Company's CEO advanced $40,476 to the Company. These advances are non-interest bearing and are payable upon demand. In addition, in 2003 the Company's minority owned subsidiary, Legend
         Credit advanced $2,932 to the Company. These advances are also non-interest bearing and payable upon demand.

         In 2004, the Company's CEO advanced an additional $269,687 to the Company. During 2004, $291,000 of these advances were converted into a note payable (see Note 5).

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

         Due to the lack of communication with the holder of this profit participation obligation and the Company has discontinued the sale of Palm products and does not expect to sell them in the future, during 2004 the Company removed the profit participation obligation and recorded a corresponding increase to additional paid in capital.

Note 9 - Stockholders' Deficit

         Series A Preferred Stock
         ------------------------

         The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 2,225 shares are issued and outstanding at December 31, 2004. Each share of Series A can be converted into 20 shares of common stock.

         Series B Convertible Preferred Stock
         ------------------------------------

         The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at December 31, 2004.

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

         During 2003, the Company issued to Mr. Peter Klamka, the Company's CEO, 850,000 shares of Series B as consideration for the contribution of an affinity credit card business to Legend Credit. (See Note 3)

         Series C Convertible Preferred Stock
         ------------------------------------

         The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at December 31, 2004.

         In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company prior to the time the Series C becomes convertible into common shares, the holders of Series C shall be entitled to $0.01 per share. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company after the time the Series C becomes convertible into common shares, the holders of Series C shall be entitled to share with the holders of shares of common stock and Series B convertible preferred stock pari passu in the assets of the Company, on an as converted basis, whether such assets are capital or surplus of any nature. . The Series C shall be convertible upon the earlier to occur of: (i) the date the Company generates net profits in any two consecutive fiscal quarters; (ii) April 1, 2006; or (iii) any date that the market price per share of common stock equals or exceeds $0.50.

         The conversion of Series C shall be on the basis of ten shares of common stock for one Series C share, as may be adjusted from time to time. Upon conversion, the holder of the Series C will be required to pay to the Company a conversion price for each share of common stock equal to $0.10.

         The holders of the Series C shall vote on all matters with the holders of the common stock (and not as a separate class) on a ten votes per share basis. The holders of the Series C shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

         During 2004, the Company issued to Mr. Peter Klamka, the Company's CEO, 147,775 shares of Series C as consideration for the contribution of an additional 10% ownership in Legend Credit. (See Note 3)

         Common Stock
         ------------

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

         In January 2004, the Company issued 3,048,674 shares of common stock for services valued at $723,134. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In February 2004, the Company issued 350,000 shares of common stock for services valued at $106,000. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In March 2004, the Company issued 222,500 shares of common stock for services valued at $55,625. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In August 2004, the Company issued 10,000 shares of common stock for services valued at $1,800. The value was determined using the market value of the Company's stock at the date the shares were issued.

         In October 2004, the Company issued 840,318 shares of common stock for services valued at $94,241. The value was determined using the market value of the Company's stock at the date the shares were issued.

         Stock Option Plan

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

         The following is table summarizes the options and warrants outstanding:

                                              Weighted-               Weighted-
                                    Stock     Average                 Average
                                   Option     Exercise                Exercise
                                    Plan        Price      Warrants     Price
                                  ---------   ---------   ---------   ---------
         Balance, December 31,
           2002                   1,175,000   $    2.34   1,651,000   $    1.93
           Granted                  515,500   $    0.10     172,000   $    0.62
           Exercised                      -   $       -           -   $       -
           Canceled                (540,500)  $    2.10    (300,000)  $    3.00
                                  ---------               ---------


         Balance, December 31,
           2003                   1,150,000   $    0.10   1,523,000   $    1.46
           Granted                        -   $       -      72,000   $    1.00
           Exercised                      -   $       -           -   $       -
           Canceled                       -   $       -    (680,000)  $    2.32
                                  ---------               ---------

         Balance, December 31,
           2004                   1,150,000   $    0.10     915,000   $    0.78
                                  =========               =========

         Exercisable, December
           31, 2004               1,150,000   $    0.10     915,000   $    0.78
                                  =========               =========

         The weighted average remaining contractual life of options outstanding issued under the Plans is 6.32 years at December 31, 2004. The exercise price for all options outstanding under the Stock Option Plan at December 31, 2003 is $0.10. In April 2003, the Company re-priced 800,000 vested option and warrants and took a charge to earnings of $66,655 as a result of this re-pricing No compensation expense was recognized as a result of the issuance of stock options during the year ended December 31, 2003. There were no options issued during the year ended December 31, 2004

         For options granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.08 and the weighted-average exercise price of such options was $0.10. For the year ended December 31, 2003, there were no options granted where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of grant.

         The weighted average remaining contractual life of warrants outstanding is 1.38 years at December 31, 2004. The exercise price for the warrants outstanding at December 31, 2004 range from $0.10 to $1.13.

Note 10 - Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

             Deferred tax assets:
                   Federal net operating loss                    $   5,009,000
                   State net operating loss                            264,000
                   Equity instruments issued for compensation          724,000
                                                                 -------------

             Total deferred tax assets                               5,997,000
                   Less valuation allowance                         (5,997,000)
                                                                 -------------

                                                                 $        --
                                                                 =============

         At December 31, 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $14,732,000 and $13,202,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2012 through 2019. State NOLs, if unused, could expire in varying amounts from 2012 through 2019.

         The valuation allowance increased by $508,000 and $701,000 during 2004 and 2003, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2004 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:
                                                            2004         2003
                                                         ----------   ----------

            Federal income tax rate                         (34.0%)      (34.0%)
            State tax, net of federal benefit                (2.0%)       (2.0%)
            Equity instruments issued for compensation       27.9%        23.5%
            Increase in valuation allowance                   8.1%        12.5%
                                                         ----------  -----------

            Effective income tax rate                         0.0%         0.0%
                                                         ==========  ===========

Note 11 - Commitments and Contingencies

         Leases
         ------

         The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2003:

                 Year ending December 31,
                     2005                           $     15,600
                     2006                                  1,300
                                                    ------------

                                                    $     16,900
                                                    ============

         Rent expense amounted to $9,145 and $8,147 for the years ended December 31, 2004 and 2003

         Litigation
         ----------

         Legend Studios, Inc. vs. Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc. and Quorum Communications, Inc.

         Legend Studios lawsuit arises from defendants' breach of the parties' Asset Purchase Agreement and Time Brokerage Agreement that govern the sale, programming, operations and revenues of certain radio stations (KELE-AM, KELE-FM, WIQO, WKEY and WKCI). Legend Studios seeks specific performance of the agreements, as well as in excess of $1.5 million in damages. Defendants have been served with the complaint, but have not filed answers and may be subject to entry of default. Quorum Radio Partners of Virginia, Inc., however, filed a bankruptcy petition after being served with the complaint, which stays Legend Studios's proceedings solely against that entity.

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.