Form 10QSB
period 2005-03-31
LEGEND MOBILE INC
filed 2005-06-09
CIK 1061169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

             3600 Green Court, Suite 110, Ann Arbor, Michigan 48105
                    (Address of principal executive offices)

                                 (734) 389-0270
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005 - 19,048,021 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               LEGEND MOBILE, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION                                              2

Item 1.  Financial Statements                                               2

         Consolidated Balance Sheet as of March 31, 2005 (unaudited)        2

         Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004 (unaudited)             3

         Consolidated Statement of Stockholders' Deficit for the
         three months ended March 31, 2005                                  4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)             5

         Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis or Plan of Operation         11

Item 3.  Controls and Procedures                                           16

PART II. OTHER INFORMATION                                                 16

Item 1.  Legal Proceedings                                                 16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits                                                          17

SIGNATURES                                                                 18


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      Legend Mobile, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                                                        March 31,
                                                                          2005
                                                                      ------------
                                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $      3,927
                                                                      ------------
TOTAL CURRENT ASSETS                                                         3,927
                                                                      ------------

FIXED ASSETS, NET                                                            1,636
GOODWILL                                                                    48,188
                                                                      ------------
TOTAL ASSETS                                                          $     53,751
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                      184,635
     Accrued expenses                                                    1,071,787
     Accrued interest                                                      329,260
     Advances from officer                                                  23,412
     License fees payable                                                  200,000
     Notes payable                                                         676,250
     Note payable - officer                                                291,000
                                                                      ------------
TOTAL CURRENT LIABILITIES                                                2,776,344
                                                                      ------------

MINORITY INTEREST                                                             --

STOCKHOLDERS' DEFICIT
     Series A Preferred Stock; $0.001 par value; 2,225 shares
       authorized; 2,225 shares issued and outstanding                          22
     Series B Convertible Preferred Stock, $0.01 par value; 850,000
       shares authorized; 850,000 shares issued and outstanding              8,500
     Series C Convertible Preferred Stock, $0.01 par value; 147,775
       shares authorized; 147,775 shares issued and outstanding              1,478
     Common stock; $0.001 par value; 20,000,000 shares
       authorized; 19,048,021 shares issued and outstanding                 19,048
     Additional paid-in capital                                         15,633,139
     Stock subscription receivable                                        (156,300)
     Accumulated deficit                                               (18,228,480)
                                                                      ------------
TOTAL STOCKHOLDERS' DEFICIT                                             (2,722,593)
                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     53,751
                                                                      ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      Legend Mobile, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                   Three Months Ended
                                             ----------------------------
                                               March 31,       March 31,
                                                 2005            2004
                                             ------------    ------------
                                              (unaudited)     (unaudited)

REVENUE                                      $      1,996    $       --

COST OF REVENUE                                      --              --

                                             ------------    ------------
GROSS PROFIT (LOSS)                                 1,996            --
                                             ------------    ------------

EXPENSES:
      Selling, general and administrative         209,484         980,666

                                             ------------    ------------
TOTAL EXPENSES                                    209,484         980,666
                                             ------------    ------------

LOSS FROM OPERATIONS                             (207,488)       (980,666)

OTHER EXPENSES:
      Interest expense and financing costs        (67,820)        (44,953)
      Equity loss in Legend Credit, Inc.             --           (28,932)
                                             ------------    ------------
TOTAL OTHER EXPENSES                              (67,820)        (73,885)
                                             ------------    ------------

NET LOSS                                     $   (275,308)   $ (1,054,551)
                                             ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                               $      (0.02)   $      (0.07)
                                             ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                            17,903,521      14,590,471
                                             ============    ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements


                      Legend Mobile, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Deficit

                    For the Three Months Ended March 31, 2005

                                   (unaudited)

                                                                 Preferred Stock
                             ---------------------------------------------------------------------------------------
                                       Series A                      Series B                      Series C
                                Shares         Amount         Shares         Amount         Shares         Amount
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004          2,225             22        850,000          8,500        147,775          1,478

Shares issued in payment
 of professional fees                --             --             --             --             --             --
Shares issued for cash               --             --             --             --             --             --
Fair value of warrants
 issued as penalty                   --             --             --             --             --             --
Net loss                             --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005             2,225   $         22        850,000   $      8,500        147,775   $      1,478
                             ============   ============   ============   ============   ============   ============

                                                            Additional
                                    Common Stock              Paid-in      Shareholder    Accumulated
                                Shares         Amount         Capital      Receivable       Deficit        Total
                             ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004     16,513,721         16,513     15,458,305       (156,300)   (17,953,172)    (2,624,654)

Shares issued in payment
 of professional fees           1,700,000          1,700        160,300           --             --          162,000
Shares issued for cash            834,300            835         14,011           --             --           14,846
Fair value of warrants
 issued as penalty                   --             --              523           --             --              523
Net loss                             --             --             --             --         (275,308)      (275,308)
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005        19,048,021   $     19,048   $ 15,633,139   $   (156,300)  $(18,228,480)  $  2,722,593)
                             ============   ============   ============   ============   ============   ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements


                      Legend Mobile, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                Three Months Ended
                                                            --------------------------
                                                              March 31,      March 31,
                                                                2005           2004
                                                            -----------    -----------
                                                            (unaudited)    (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                $  (275,308)   $(1,054,551)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                803            781
        Issuance of shares for license fees/services            162,000        884,759
        Issuance of warrants for services/financing costs           523          2,688
        Repricing of options and warrants                          --           45,000
        Equity loss in Legend Credit, Inc.                         --           28,932
    Changes in operating assets and liabilities:
      Accounts payable                                            2,999        (13,106)
      Accrued expenses                                           57,270         47,514
      Accrued interest                                           35,027         19,750
                                                            -----------    -----------
Net cash used in operating activities                           (16,686)       (38,233)
                                                            -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Change in cash overdraft                                       --              987
    Advances from officer, net                                    4,249         20,450
    Advances from related party                                    --           16,137
    Proceeds from the sale of common stock                       14,846           --
                                                            -----------    -----------
Net cash provided by financing activities                        19,095         37,574
                                                            -----------    -----------

INCREASE (DECREASE) IN CASH                                       2,409           (659)

CASH, Beginning of period                                         1,518            659
                                                            -----------    -----------

CASH, End of period                                         $     3,927    $      --
                                                            ===========    ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

The Company is a developer and marketer of branded mobile phone products, including faceplates, phone accessories, SMS services, and mobile data applications. Through the Company's 50% owned subsidiary, Legend Credit, Inc. (formerly PTN Wireless, Inc. ("Legend Credit"), the Company also develops and markets stored value cards, including gift cards bearing the Visa and MasterCard logo. Effective October 1, 2004, Mr. Klamka, the Company's CEO and 60% owner of Legend Credit, contributed an additional 10% interest in Legend Credit to the Company. Legend Credit currently markets the Hello Kitty reloadable debit MasterCard card. The Hello Kitty card is sold via the www.hellokittycard.com. Hello Kitty is one of the most recognized animated characters in the world. Legend Credit generates revenues on the Hello Kitty Debit MasterCard card by charging cardholders a suite of fees, including an initial processing fee of up to $14.95, a monthly fee of up to $2.95, and an ATM withdrawal fee of up to $1.50. The Company derives limited revenues from the sale of covers for mobile phones. The Company's suppliers require it to purchase these products and resell them to consumers and wholesalers. The Company created products under its licenses from athletes, entertainers, and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. The Company has entered into an agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


minority interest in Legend Credit which is accounted for using the equity method. Effective October 1, 2004, Mr. Klamka contributed an additional 10% interest in Legend Credit to the Company at was valued at $3,700 (10% of $37,000, the original value of the affinity credit card business).

Legend Credit signed a two-year license agreement with Mark Burnett Productions to create gift cards, debit cards, and virtual cards using the trademarks of "The Apprentice" television show, including the name and likeness of Donald Trump. "The Apprentice" premiered January 8, 2004, and immediately became a cultural phenomenon, scoring the highest ratings for any new series introduced throughout the 2003-04 season. "The Apprentice" resumed its hot streak in the fall, delivering the strongest ratings among viewers aged 18-49 of any unscripted series through the first half of the 2004-05 television season and the third-highest average among viewers aged 18-49 for all series. The show also continues to deliver the strongest concentration on primetime network television of upscale viewers in such key categories as viewers aged 18-49 living in homes with incomes of $75,000 and more. Legend Credit expects to market the cards in the third quarter of 2005.

In July 1999, the Company formed, Legend Studios, Inc. (formerly FragranceDirect.com, Inc.) ("Legend Studios"), a majority owned subsidiary. Through this entity, the Company sold fragrance products over the Internet. On June 28, 2004, Legend Studios entered into a definitive agreement to begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum Radio Partners of Virginia, Inc. Under the terms of the agreement, Legend Studios was to operate for a 12-month term, beginning July 1, 2004, seven stations located in Virginia, West Virginia and Missouri. Under this agreement, Legend Studios paid $50,000 for the right to operate the ratio stations, and that amount is being amortized over for a 12-month period. In February 2005, the Quorum entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend Studios' acquisition of the stations. Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum Communications, Inc. This lawsuit alleges that the defendants breached the asset purchase agreement and local marketing agreement.The Company has expensed the unamortized portion of the $50,000 payment that Legend Studios made under the operating agreement and has discontinued recognition of this revenue, given that the Company is no longer able to control the radio operations.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2005 and at March 31, 2005, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company, through its subsidiary, Legend Credit, Inc., continues to sell branded debit cards. The Company is also seeking additional equity capital to expand its cellular phones faceplates, mobile data services, and mobile applications business.

Accounting Policies
-------------------

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

Minority Interest
-----------------

The accompanying consolidated financial statements do not reflect a minority interest liability as of March 31, 2005, as Legend Studios, on a stand-alone basis, had a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the three months ended March 31, 2005 and 2004 do not reflect the minority interest's share of Legend Studios' losses for said periods as the related accrual would result in the Company's recordation of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend Credit increased to 50% resulting in the Company consolidating the financial statement of Legend Credit with the Company. The accompanying consolidated financial statements do not reflect a minority interest liability as of March 31, 2005 as Legend Credit, on a stand-alone basis, had a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the three months ended March 31, 2005 do not reflect the minority interest's share of Legend Credits' losses for the three months ended March 31, 2005 as the related accrual would result in the Company's recordation of a minority interest receivable.


NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the three months ended March 31, 2005 and 2004.


NOTE 3 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock
------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible Preferred Stock authorized of which 2,225 shares are issued and outstanding at March 31, 2005. Each share of Series A can be converted into 20 shares of common stock. Series A shares have no voting rights.

Series B Convertible Preferred Stock
------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at March 31, 2005.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at March 31, 2005.

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

The conversion of Series C shall be on the basis of one hundred shares of common stock for one Series C share, as may be adjusted from time to time. Upon conversion, the holder of the Series C will be required to pay to the Company a conversion price for each share of common stock equal to $0.10.

The holders of the Series C shall vote on all matters with the holders of the common stock (and not as a separate class) on a hundred votes per share basis. The holders of the Series C shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

During 2004, the Company issued to Mr. Peter Klamka, the Company's CEO, 147,775 shares of Series C as consideration for the contribution of an additional 10% ownership in Legend Credit.

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Common Stock
------------

Effective January 12, 2004, the Company increased its authorized $0.001 par value common stock from 10,000,000 to 20,000,000 shares.

During the three months ended March 31, 2005, the Company issued 1,700,000 shares of common stock as payment for services valued at $162,000. The value was determined using the market value of the Company's stock at the date the shares were issued.

Also during the three months ended March 31, 2005, the Company issued 834,300 shares of common stock in a Regulation S offering that resulted in proceeds of $14,846.


NOTE 4 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005 and 2004 because the effect would have been anti-dilutive:

                                                            2005         2004
                                                         ----------   ----------
    Conversion of Series A convertible preferred stock       44,500       44,500
    Conversion of Series B convertible preferred stock    8,500,000    8,500,000
    Conversion of Series C convertible preferred stock   14,777,500         --
    Stock options issued to employees and consultants
        under the Company's stock option plan             1,150,000    1,150,000
    Warrants issued to officers                             231,000      231,000
    Warrants issued for services                             50,000      450,000
    Warrants issued with note conversion                    300,000      500,000
    Warrants issued for penalty/interest                    252,000      280,000
    Warrants issued with notes                              100,000       80,000
                                                         ----------   ----------
                                                         25,405,000   11,235,500
                                                         ==========   ==========

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                      LEGEND MOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our 40% subsidiary Legend Credit, Inc., we also develop and market stored value cards including gift cards bearing the Visa and MasterCard logo. Effective October 1, 2004, Mr. Klamka, our CEO and 60% owner of Legend Credit, agreed to contribute an additional 10% interest in Legend Credit to us. Legend Credit currently markets the Hello Kitty reloadable debit MasterCard card. The Hello Kitty card is sold via the www.hellokittycard.com. Hello Kitty is one of the most recognized animated characters in the world. The Hello Kitty Debit MasterCard generates revenue by charging cardholders a suite of fees including an initial processing fee of up to $14.95, a per month fee of up to $2.95 and an ATM withdrawal fee of up to $1.50. We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks. We also sell a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". We also are seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. These applications may be sold as a subscription or as a single download. We have entered into an agreement with the American Society of Composers, Authors and Publishers for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

Since our inception, we have incurred significant losses and at March 31, 2005 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of Hello Kitty Debit MasterCard card through Legend Credit, Inc.

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

Results of Operations
---------------------
                                                 Three Months Ended
                                             --------------------------
                                               March 31,      March 31,
                                                 2005           2004
                                             -----------    -----------
                                             (unaudited)    (unaudited)

REVENUE                                      $     1,996    $      --

COST OF REVENUE                                     --             --
                                             -----------    -----------

GROSS PROFIT (LOSS)                                1,996           --
                                             -----------    -----------

EXPENSES:
      Selling, general and administrative        209,484        980,666
                                             -----------    -----------

TOTAL EXPENSES                                   209,484        980,666
                                             -----------    -----------

LOSS FROM OPERATIONS                            (207,488)      (980,666)

OTHER EXPENSES:
      Interest expense and financing costs       (67,820)       (44,953)
      Equity loss in Legend Credit, Inc.            --          (28,932)
                                             -----------    -----------

TOTAL OTHER EXPENSES                             (67,820)       (73,885)
                                             -----------    -----------

NET LOSS                                     $  (275,308)   $(1,054,551)
                                             ===========    ===========

Three months ended March 31, 2005 vs. March 31, 2004

Revenue for the three months ended March 31, 2005 increased by $1,996 from $0 for the three months ended March 31, 2004 to $1,996 for the three months ended March 31, 2005. Revenue for the three months ended March 31, 2004 was principally from the sale of Hello Kitty debit cards. We had no sales during the three months ended March 31, 2004.

There was no cost of revenue for the three months ended March 31, 2005 and 2004. During three months ended March 31, 2004, we had no sales and for the three months ended March 31, 2005 all of our sales came from the sale of Hello Kitty debits card for which we receive a commission. There is no cost of revenue associated with our receipt of these commissions.

Selling, general and administrative expenses for the three months ended March 31, 2005 decreased by $771,182 or 78.6% from $980,666 for the three months ended March 31, 2004 to $209,484 for the three months ended March 31, 2005. The decrease in selling, general and administrative expenses is due to a general reduction in professional and consulting fees which were paid for by issuance of shares of our common stock.

Interest expense and financing costs for the three months ended March 31, 2005 increased by $22,867 or 50.9% from $44,953 for the three months ended March 31, 2004 to $67,820 for the three months ended March 31, 2005. The increase is due to more debt outstanding (principally the $291,000 note payable - officer that accrues interest at 31%) during the three months ended March 31, 2005 as compared to the same period in 2004.

Equity loss in Legend Credit was $28,932 for the three months ended March 31, 2004. Effective October 1, 2004, we began to consolidate the operations of Legend Credit since our ownership in this subsidiary increased to 50%. Prior to October 1, 2004 we own 40% of Legend Credit and accounted for this subsidiary using the equity method.

Liquidity and Capital Resources

During the three months ended March 31, 2005, we sold 834,300 shares of our common stock for proceeds of $14,846.

During 2003, our CEO, Peter Klamka advanced to us a total of $40,476. During the nine months ended September 30, 2004, Mr. Klamka advanced to us an additional $279,534, of which $89,591 was advances to Legend Credit. As of September 30, 2004, we converted $291,000 of these advances into a note payable that bears interest at 21% per annum and is payable upon demand.

We have incurred net losses since our inception of $18,228,480. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On June 30, 2004, our subsidiary Legend Studios, Inc. entered into a local marketing agreement and an asset purchase agreement with Quorum Radio Partners of Virginia, Inc. and Quorum Communications in connection with seven radio stations. Under the local marketing agreement, Legend Studios assumed operational and financial control of the stations. The asset purchase agreement provided for purchase of the stations by Legend Studios at a future closing .The stations are located in Virginia, West Virginia, and Missouri. In February 2005, the Quorum entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend Studios' acquisition of the stations. Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum Communications, Inc. This lawsuit alleges that the defendants breached the asset purchase agreement and local marketing agreement. Legend Studios seeks specific performance of the agreements, as well as in excess of $1.5 million in damages. The defendants have been served with the complaint, but have not filed answers and may be subject to entry of a default judgment. Quorum Radio Partners of Virginia, Inc. filed a bankruptcy petition after being served with the complaint; that filing serves to stay Legend Studios' proceedings against that entity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company sold 834,300 shares of common stock for proceeds of $14,846. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation S promulgated under the Securities Act of 1933.


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

A special meeting of our shareholders was held on March 21, 2005. At this meeting, holders of our common stock were asked to vote on a proposal to amend the Company's certificate of incorporation to increase the authorized common stock of the Company from 20 million to 75 million shares and to increase the authorized preferred stock of the Company from 1 million to 2 million shares. Peter Klamka, our CEO, voted 23,277,500, or approximately 56% of the voting power, in favor of the proposed amendment. Because Mr. Klamka controls a majority of our voting power, the Company did not seek proxies in connection with this special meeting.


Item 5.    Other Information

Not applicable


Item 6.    Exhibits

3.1 Certificate of designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 30, 2003.

3.2 Certificate of amendment of Legend Mobile, Inc's certificate of incorporation, filed with the Delaware Secretary of State on January 12, 2004.

3.3 Certificate of amendment of Legend Mobile, Inc's certificate of incorporation, filed with the Delaware Secretary of State on June 2, 2005.

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

                                       LEGEND MOBILE, INC.



June 7, 2005                           By: /s/ Peter Klamka
                                          ---------------------------------
                                          Peter Klamka, Chief Executive and
                                          Principal Accounting Officer