Form 10QSB
period 2005-06-30
LEGEND MOBILE INC
filed 2005-08-22
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-24835

(Commission file number)

LEGEND MOBILE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

38-3399098

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

3600 Green CT Suite 110 Ann Arbor MI, 48105

 (Address of principal executive offices)

(734) 389-0270

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August, 17 2005 –20,276,179 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Consolidated Balance Sheet as of June 30, 2005 (unaudited)

3

Consolidated Statements of Operations for the

three months ended June 30, 2005 and 2004 (unaudited)

4

Consolidated Statement of Stockholders’ Deficit for the

three months ended June 30, 2005 (unaudited)

5

Consolidated Statements of Cash Flows for the

three months ended June 30, 2005 and 2004 (unaudited)

6

Notes to Consolidated Financial Statements (unaudited)

7

Item 2.

Management's Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

17

PART II.

OTHER INFORMATION

18

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

19

SIGNATURES

19

PART I – FINANCIAL INFORMATION

LEGEND MOBILIE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT JUNE 30, 2005
(UNAUDITED)

CURRENT ASSETS:
Cash	$ 52
TOTAL CURRENT ASSETS	52
FIXED ASSETS - at cost
Computer and office equipment	52,930
Less: Accumulated depreciation	(51,294)
NET FIXED ASSETS	1,636

GOODWILL	48,188

TOTAL ASSETS	$ 49,876

LIABILITIES ABD STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 194,635
Accrued expenses	1,129,175
Accrued interest	363,663
License fees payable	200,000
Due to related parties	71,353
Notes payable	676,250
Note payable - officer	288,496

TOTAL CURRENT LIABILITIES	2,923,572
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.01 par value; 10,000,000 shares
authorized;4,666,850( December 31, 2004 - 4,431,850) shares issued	20,048
and outstanding
Additional paid-in capital	15,692,139
Stock subscription receivable	(156,300)
Accumulated deficit	(18,439,583)
TOTAL STOCKHOLDERS' DEFICIT	(2,873,696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 49,876

See accompanying notes to consolidated financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
REVENUE	$ -	$ -	$ 1,996	$ -

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	1,996	-

EXPENSES:
Selling, general and administrative	144,430	72,033	353,914	1,007,699
Legal settlement	-	-	-	-

TOTAL EXPENSES	144,430	72,033	353,914	1,007,699

LOSS FROM OPERATIONS	(144,430)	(72,033)	(351,918)	(1,007,699)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(66,673)	(48,188)	(134,493)	(89,141)
Equity loss in Legend Credit, Inc.	-	(4,016)	-	(32,948)
Other income (expense), net	-	105,000	-	60,000

TOTAL OTHER INCOME (EXPENSE)	(66,673)	52,796	(134,493)	(62,089)

LOSS BEFORE PROVISION FOR INCOME TAXES	(211,103)	(19,237)	(486,411)	(1,069,788)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (211,103)	$ (19,237)	$ (486,411)	$(1,069,788)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,720,548	15,663,403	18,125,994	15,126,937

See accompanying notes to consolidated financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Preferred Stock
	Series A				Series B			Series C
	Shares		Amount		Shares		Amount	Shares	Amount

Balance, December 31, 2004	2,225	$	$ 22		$850,000		$ 8,500	$ 147,775	$ 1,478

Shares issued in payment of professional
	-		-	-	-	-	-	-	-
Shares issued for cash	-		-	-	-	-	-	-	-
Fair value of warrants issued as penalty	-		-	-	-	-	-	-	-
Net Loss	-		-	-	-	-	-	-	-

Balance - June 30, 2005	2,225		$ 22	-	850,000	-	$ 8,500	147,775	$ 1,478

					Additional
	Common Stock				Paid-In		Shareholder	Accumulated
	Shares		Amount		Capital		Receivable	Deficit	Total

Balance, December 31, 2004	16,513,721		$ 16,513		$ 15,458,305		$ (156,300)	$(17,953,172)	$ (2,624,654)

Shares issued in payment of professional
	1,700,000		1,700		160,300		-	-	-
Shares issued for cash	834,300		835		14,011		-	-	-
Shares issued for services rendered	1,000,000		1,000		59,000		-	-	-
Fair value of warrants issued as penalty	-		-		523		-	-	523
Net Loss	-		-		-		-	(19,237)	(19,237)

Balance - June 30, 2005	20,048,021		$ 20,048	-	$ 15,692,139	$ -	$ (156,300)	$(17,972,409)	$ (2,643,368)

See accompanying notes to consolidated financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (486,411)	$ (1,069,788)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	803	1,278
Issuance of common stock for services	222,000	884,759
Issuance of warrants for services/financing costs	523	4,612
Income(expense) for repricing of options and warrants	-	(60,000)
Equity loss in Legend Credit, Inc.	-	32,948
Changes in operating assets and liabilities:
Accounts payable	12,999	(7,118)
Accrued expenses	64,658	95,028
Accrued salary	50,000	-
Accrued interest	69,430	39,500

Net cash used in operating activities	(65,998)	(78,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	(2,504)	(1,200)

Net cash provided by financing activities	(2,504)	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	52,190	7,292
Proceeds from the sale of common stock	14,846	-

Net cash provided by financing activities	67,036	7,292

INCREASE (DECREASE) IN CASH	(1,466)	(72,689)

CASH, Beginning of period	1,518	3,577

CASH, End of period	$ 52	$ (69,112)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ 134,493	$ 89,141
Income taxes paid	$ -	$ -

See accompanying notes to consolidated financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile,  Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB.  The results of the six months ended June 30, 2005 are not necessarily  indicative of the results to be expected for the full year ending December 31, 2005.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In  July  1999,   the   Company   formed,   Legend   Studios,   Inc.   (formerly FragranceDirect.com,  Inc.) ("Legend  Studios"),  a majority  owned  subsidiary. Through this entity, the Company sold fragrance  products over the Internet.  On June 28, 2004,  Legend  Studios  entered  into a  definitive  agreement to begin operating seven radio stations owned by Quorum Radio  Partners,  Inc. and Quorum Radio  Partners  of  Virginia,  Inc.  Under the terms of the  agreement,  Legend Studios  was to  operate  for a 12-month  term,  beginning  July 1, 2004,  seven stations located in Virginia, West Virginia and Missouri.  Under this agreement, Legend  Studios  paid $50,000 for the right to operate the ratio  stations,  and that amount is being amortized over for a 12-month period. In February 2005, the Quorum  entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend  Studios'  acquisition of the stations.  Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio  Partners,  Inc., Quorum Radio  Partners of Virginia,  Inc, and Quorum  Communications,  Inc. This lawsuit  alleges that the defendants  breached the asset purchase  agreement and local marketing  agreement. The  Company has expensed the unamortized  portion of the $50,000  payment that Legend Studios made under the operating  agreement and has  discontinued  recognition  of this  revenue,  given that the  Company is no longer able to control the radio operations.

Going Concern

-------------

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the six  months  ended  June 30, 2005 and at June 30, 2004, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generates  minimal revenue from its operations and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

-------------------------

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of June 30, 2005,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the six months ended June 30, 2005 and 2004 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  June 30,  2005  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying  consolidated statements of  operations  for the six  months  ended  June 30,  2005 do not reflect the minority  interest's  share of Legend Credits' losses for the six months ended June 30, 2005 as the related accrual would result in the Company's  recordation of a minority interest receivable.

NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure  provisions of SFAS No. 148 and 123, "Accounting  for Stock-Based  Compensation."  It applies  Accounting  Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related  interpretations  in  accounting  for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted  stock and options  issued to outside  third  parties.  The pro forma information  regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented  since there is no pro forma expense to be shown for the six months ended June 30, 2005 and 2004.

NOTE 3 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

---------------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible  Preferred Stock  authorized of which 2,225 shares are issued and  outstanding at June 30, 2005.  Each share of Series A can be converted  into 20 shares of common  stock. Series A shares have no voting rights.

Series B Convertible Preferred Stock

--------------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at June 30, 2005.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Series C Convertible Preferred Stock

--------------------------------------------

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

Common Stock

------------------

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended June 30, 2005, the Company issued 1,000,000 shares of common stock for services valued at $ 60,000.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128, "Earnings  per Share." Basic  earnings  (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares  available.  Diluted earnings (loss) per share is computed similar to basic earnings  (loss) per share except that the  denominator is increased to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been issued and if the  additional  common shares were dilutive.  Diluted  earnings (loss) per share has not been presented since the effect of the assumed  conversion  of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six  months  ended June 30, 2005 and 2004  because the effect  would have been anti-dilutive:

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In  December  2004,  the FASB issued SFAS  No.152,  "Accounting  for Real Estate Time-Sharing  Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66,  "Accounting  for Sales of Real  Estate",  to reference  the  financial  accounting  and  reporting  guidance  for real estate time-sharing  transactions that is provided in AICPA Statement of Position (SOP) 04-2,  "Accounting  for Real Estate  Time-Sharing  Transactions".  SFAS 152 alsoamends SFAS No. 67,  "Accounting for Costs and Initial Rental Operations of Real Estate Projects",  to state that the guidance for (a) incidental  operations and (b) costs  incurred to sell real estate  projects  does not apply to real estate time-sharing  transactions.  The  accounting  for those  operations and costs is subject  to the  guidance  in SOP  04-2.  SFAS 152 is  effective  for  financial statements  for  fiscal  years  beginning  after  June 15,  2005,  with  earlier application encouraged.  The Company has evaluated the impact of the adoption of SFAS 152,  and does not believe the impact  will be  significant  if any, to the Company's overall results of operations or financial  position since the Company does not enter into such transactions.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Table of Contents

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

We recently opened a website called ipodmerch.com.  The site acts as a reseller of merchandise for digital music players such as the iPod made by Apple Computer. We expect to generate revenue from the sales of products to consumers from this site.

We also expect to offer licensed products for digital music players.  We have been in negotiations with several well known brands and entertainers to use their image and trademarks on digital music accessories.  We expect to sell these proprietary products through our website as well as other means of distribution such as retail sales and through the specific artist channels such as websites and concerts.

The iPod is an extremely popular consumer device. There are approximately 20 million iPods in circulation.

Since our inception, we have incurred significant losses and at June 30, 2005 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of Hello Kitty Debit MasterCard card through Legend Credit, Inc.

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

Results of Operations

Three months ended June 30, 2005 vs. June 30, 2004

Revenue for the three months ended June 30, 2005 Stayed the same from $0 for the three months ended June 30, 2004 to $o for the three months ended June 30, 2005. We had no sales during the three months ended June 30, 2004 or June 30, 2005 .

There was no cost of revenue for the three months ended June 30, 2005 and 2004.  During three months ended March 31, 2004, we had no sales and for the three months ended June 30, 2005 we had no sales.  .

Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $72,397 or 49.9% from $72,033 for the three months ended June 30, 2004 to $144,430 for the three months ended June 30, 2005.  The increase in selling, general and administrative expenses is due to a professional and consulting fees which were paid for by issuance of shares of our common stock.

Interest expense and financing costs for the three months ended March 31, 2005 increased by $18,485 or 38% from $48,188 for the three months ended June 30, 2004 to $66,673 for the three months ended March 31, 2005.  The increase is due to more debt outstanding (principally the $291,000 note payable – officer that accrues interest at 31%) during the three months ended June 30, 2005 as compared to the same period in 2004.

Equity loss in Legend Credit was $0 for the three months ended June 30, 2004.  Effective October 1, 2004, we began to consolidate the operations of Legend Credit since our ownership in this subsidiary increased to 50%.  Prior to October 1, 2004 we own 40% of Legend Credit and accounted for this subsidiary using the equity method.

Six months ended June 30, 2005  vs. June 30, 2004

Revenue for the six months ended June 30, 2005 Increased by $1,996 or 100% from $0 for the six months ended June 30, 2004 to $1,996 for the six months ended June 30, 2005. Hellokitty Prepaid Card . We had no sales for the six months ended June 30, 2004.

Cost of revenue for the six months ended June 30, 2004 stayed the same. We incurred no costs of revenue during the six months ended June 30, 2005 or June 20, 2004 as we did not generate any sales during this period.

Selling, general and administrative expenses for the six months ended June 30, 2005 decreased by $653,785 or 284% from $1,007,699 for the six months ended June 30, 2004 to $353,914  for the six months ended June 30, 2005. The significant decrease in selling, general and administrative expenses is due to reduced payment of certain professional fees with shares of the Company's stock. During the six months ended June 30, 2005, we issued 1,834,300 shares of common stock for services valued at $74,876.

Interest expense and financing costs for the six months ended June 30, 2005 decreased by $22,468 or 25.2% from $89,141 for the six months ended June 30, 2004 to $66,673 for the six months ended June 30, 2005. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Other income of $105,000 for the six months ended June 30, 2004 related to the decrease in the intrinsic value of certain warrants that were repriced in April 2003. In accordance with FIN 44 due to the recent decline in our stock price, we  recognized a gain of $60,000 during the six months ended June 30, 2004 as a result of the intrinsic value of these repriced options declining.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities & Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On June 30, 2004, our subsidiary Legend Studios, Inc. entered into a local marketing agreement and an asset purchase agreement with Quorum Radio Partners of Virginia, Inc. and Quorum Communications in connection with seven radio stations. Under the local marketing agreement, Legend Studios assumed operational and financial control of the stations. The asset purchase agreement provided for purchase of the stations by Legend Studios at a future closing. The stations are located in Virginia, West Virginia, and Missouri. In February 2005, the Quorum entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend Studios’ acquisition of the stations. Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum Communications, Inc. This lawsuit alleges that the defendants breached the asset purchase agreement and local marketing agreement. Legend Studios seeks specific performance of the agreements, as well as in excess of $1.5 million in damages. The defendants have been served with the complaint, but have not filed answers and may be subject to entry of a default judgment. Quorum Radio Partners of Virginia, Inc. filed a bankruptcy petition after being served with the complaint; that filing serves to stay Legend Studios’ proceedings against that entity.

On June 14, 2005, Betty Brown Revocable Trust (the “Trust”) by and through Betty Brown, trustee, Betty Brown individually, and Nancy Larson filed suit in the Iowa District Court for Polk County, Iowa, against Legend Mobile and Peter Klamka, our CEO, and Nicholas Fagan. In connection with the alleged purchase of $366,500 of Legend Mobile stock by the Trust, the alleged purchase of $75,496.54 of Legend Mobile stock by Ms. Larson, and alleged loans in the aggregate amount of $400,000 by the Trust to Legend Mobile, the plaintiffs charge the defendants with fraudulent misrepresentation, conspiracy to defraud, breach of contract, breach of fiduciary duty, and violation of Chapter 706 A of the Iowa Code. The plaintiffs claim actual and punitive damages in an unspecified amount, attorney’s fees and investigating fees and other costs, and appropriate injunctive relief. Legend Mobile and Mr. Klamka have until September 19, 2005, to reply to this complaint, and they intend to vigorously contest all charges.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note applicable.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

We have signed a letter of intent to acquire two low-power television stations in Petoskey, Michigan. We are in the process of conducting due diligence on these stations, and any acquisition would be under the terms of an agreement containing, among other terms, closing conditions. There can be no assurance that we will enter into any such agreement or that we will ultimately acquire these stations.

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

LEGEND MOBILE, INC.

August 22, 2005

By:

/s/ Peter Klamka

Peter Klamka, Chief Executive and

  Principal Accounting Officer

Exhibit 31.1

CERTIFICATIONS

I, Peter Klamka, Chief Executive and Principal Accounting Officer of Legend Mobile, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Legend Mobile, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

August 22, 2005

/s/ Peter Klamka

       Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 22, 2005	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer

22