Form 10QSB
period 2005-09-30
LEGEND MOBILE INC
filed 2005-11-15
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

(734) 622-0542

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November, 1 2005 –20,276,179shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of September 30, 2005 (unaudited)

2

Consolidated Statements of Operations for the

three months ended September 30, 2005 and 2004 (unaudited)

4

Consolidated Statement of Stockholders’ Deficit for the

three months ended September 30, 2005 (unaudited)

5

Consolidated Statements of Cash Flows for the

three months ended September 30, 2005 and 2004 (unaudited)

6

Notes to Consolidated Financial Statements (unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

17

PART II.

OTHER INFORMATION

17

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2005
(UNAUDITED)
CURRENT ASSETS:
Cash	$ 105
TOTAL CURRENT ASSETS	105

FIXED ASSETS - at cost
Computer and office equipment	52,930
Less: Accumulated depreciation	(51,294)
NET FIXED ASSETS	1,636

GOODWILL	48,188

TOTAL ASSETS	$ 49,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 194,635
Accrued expenses	1,151,909
Accrued interest	430,336
License fees payable	200,000
Due to related parties	88,474
Notes payable	676,250
Note payable – officer	288,496
TOTAL CURRENT LIABILITIES	3,030,100

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,298,021 issued and outstanding	20,298
Additional paid-in capital	15,704,389
Stock subscription receivable	(156,300)
Accumulated deficit	(18,558,558)

TOTAL STOCKHOLDERS' DEFICIT	(2,980,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 49,929

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

REVENUE	$ -	$ 153,151	$ 1,996	$ 153,151

COST OF REVENUE	-	40,457	-	40,457

GROSS PROFIT	-	112,694	1,996	112,694

EXPENSES:
Selling, general and administrative	18,055	206,580	371,969	1,214,279
Legal settlement	-	-	-	-

TOTAL EXPENSES	18,055	206,580	371,969	1,214,279

LOSS FROM OPERATIONS	(18,055)	(93,886)	(369,973)	(1,101,585)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(100,920)	(44,252)	(235,413)	(133,393)
Equity loss in Legend Credit, Inc.	-	(3,510)	-	(36,458)
Other income (expense), net	-	15,000	-	75,000

TOTAL OTHER INCOME (EXPENSE)	(100,920)	(32,762)	(235,413)	(94,851)

LOSS BEFORE PROVISION FOR INCOME TAXES	(118,975)	(126,648)	(605,386)	(1,196,436)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (118,975)	$ (126,648)	$ (605,386)	$(1,196,436)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,720,548	15,668,838	18,125,994	15,308,889

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Preferred Stock
	Series A				Series B			Series C
	Shares		Amount		Shares		Amount	Shares	Amount

Balance, December 31, 2004	2,225	$	$ 22		$850,000		$ 8,500	$ 147,775	$ 1,478

Shares issued in payment of professional
	-		-	-	-	-	-	-	-
Shares issued for cash	-		-	-	-	-	-	-	-
Fair value of warrants issued as penalty	-		-	-	-	-	-	-	-
Net Loss	-		-	-	-	-	-	-	-

Balance – September 30, 2005	2,225		$ 22	-	850,000	-	$ 8,500	147,775	$ 1,478

					Additional
	Common Stock				Paid-In		Shareholder	Accumulated
	Shares		Amount		Capital		Receivable	Deficit	Total

Balance, December 31, 2004	16,513,721		$ 16,513		$ 15,458,305		$ (156,300)	$ (17,953,172)	$ (2,624,654)

Shares issued in payment of professional
Fees	1,700,000		1,700		160,300		-	-	-
Shares issued for cash	834,300		835		14,011		-	-	-
Shares issued for services rendered	1,250,000		1,250		71,250		-	-	-
Fair value of warrants issued as penalty	-		-		523		-	-	523
Net Loss	-		-		-		-	(605,386)	(605,386)

Balance – September 30, 2005	20,298,021		$ 20,298	-	$ 15,704,389	$ -	$ (156,300)	$(18,558,558)	$ (3,229,517)

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (605,386)	$ (1,196,436)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	803	1,603
Issuance of common stock for services	234,500	886,559
Issuance of warrants for services/financing costs	523	6,355
Income(expense) for repricing of options and warrants	-	(75,000)
Equity loss in Legend Credit, Inc.	-	36,458
Changes in operating assets and liabilities:
Prepaid expenses	-	12,500
Accounts payable	12,999	(17,116)
Accrued expenses	62,392	145,051
Accrued salary	75,000	-
Accrued interest	136,103	59,250

Net cash used in operating activities	(83,066)	(140,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of operating agreement	-	(50,000)
Advances to Legend Credit Inc.	-	(89,591)

Net cash provided by investing activities	-	(139,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	174
Advances to(from) related parties, net	66,807	279,534
Proceeds from the sale of common stock	14,846	-

Net cash provided by financing activities	81,653	279,708

INCREASE (DECREASE) IN CASH	(1,413)	(659)

CASH, Beginning of period	1,518	659

CASH, End of period	$ 105	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ 235,413	$ 133,393
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Legend Mobile, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2005 and at December 31, 2004, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company, through its subsidiary, Legend Credit, Inc., continues to sell branded debit cards. The Company is also seeking additional equity capital to expand its cellular phones faceplates, mobile data services, and mobile applications business.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

Minority Interest

--------------------

The accompanying consolidated financial statements do not reflect a minority interest liability as of September 30, 2005, as Legend Studios, on a stand-alone basis,  had a stockholders'  deficit as of such date. The accompanying consolidated statements of operations for the nine months ended September 30, 2005 and 2004 do not reflect the minority interest's share of Legend Studios' losses for said periods as the related accrual would result in the Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend Credit increased to 50% resulting in the Company consolidating the financial statement of Legend Credit with the Company. The accompanying consolidated financial statements do not reflect a minority interest liability as of September 30, 2005 as Legend Credit, on a stand-alone basis, had a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the nine months ended September 30, 2005 do not reflect the minority interest's share of Legend Credits' losses for the nine months ended September 30, 2005 as the related accrual would result in the Company's recordation of a minority interest receivable.

NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2005 and 2004.

NOTE 3 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

---------------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible Preferred Stock authorized of which 2,225 shares are issued and outstanding at September 30, 2005. Each share of Series A can be converted into 20 shares of common stock. Series A shares have no voting rights.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Series B Convertible Preferred Stock

--------------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at September 30, 2005.

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

Series C Convertible Preferred Stock

--------------------------------------------

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at September30, 2005.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

During the three months ended September 30, 2005, the Company issued 250,000 shares of common stock for services valued at $12,500.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2005 and 2004 because the effect would have been anti-dilutive:

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

              1,150,000

             1,150,000

    Warrants issued to officers

                 231,000

                231,000

    Warrants issued for services

 50,000

                450,000

    Warrants issued with note conversion

                 300,000

                500,000

    Warrants issued for penalty/interest

                 252,000

                280,000

    Warrants issued with notes

                 100,000

                  80,000

                ----------

                ----------

            25,405,000

           11,235,500

      ==========

      ==========

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

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

Results of Operations

Three months ended September 30, 2005 vs. September 30, 2004

Revenue for the three months ended September 30, 2005 decreased from 153,151 for the three months ended September 30, 2004 to $0 for the three months ended June 30, 2005. The Decrees is due to no sales in radio advertising .

There cost of revenue decreased 40,457 for the three months ended September 30, 2005 from $40,457 for the three months ended September 30, 2004 to Nil for the Three Months Ended September 30, 2005. .

Selling, general and administrative expenses for the three months ended September 30, 2005 decreased by $188,525 or 91% from $206,580 for the three months ended September 30, 2004 to $18,055 for the three months ended September 30, 2005. The decrease in selling, general and administrative expenses is due to the discontinuation of the radio station business

Interest expense and financing costs for the three months ended September 30, 2005 increased by $56,668 or 56% from $44,252 for the three months ended September 30, 2004 to $100,920 for the three months ended March 31, 2005. The increase is due to more debt outstanding (principally the $291,000 note payable – officer that accrues interest at 31%) during the three months ended September 30, 2005 as compared to the same period in 2004.

Equity loss in Legend Credit was $o for the three months ended September 30, 2005. Effective October 1, 2004, we began to consolidate the operations of Legend Credit since our ownership in this subsidiary increased to 50%. Prior to October 1, 2004 we own 40% of Legend Credit and accounted for this subsidiary using the equity method.

Nine months ended September 30, 2005 vs. September 30, 2004

Revenue for the nine months ended September 30, 2005 decreased by $151,155 or 98.6% from $153,151 for the nine months ended Septem 30, 2004 to $1,996 for theNine months ended June 30, 2005.

Cost of revenue for the six months ended June 30, 2004 stayed the same. We incurred no costs of revenue during the six months ended June 30, 2005 or June 20, 2004 as we did not generate any sales during this period. The decrease is due to the discontinuation of the radio station business

Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased by $842,310 or 326% from $1,214,279 for the nine months ended September 30, 2004 to $371,969  for the nine months ended September 30, 2005. The significant decrease in selling, general and administrative expenses is due to reduced payment of certain professional fees with shares of the Company's stock. During the nine months ended September 30, 2005, we issued 0 shares of common stock for services.

Interest expense and financing costs for the nine months ended September 30, 2005 increased by $102,020 or 176% from $133,393 for the nine months ended September 30, 2004 to $235,413 for the nine months ended September 30, 2005. We continue to accrue interest on our outstanding notes payable obligations and other obligations.

Other income of $105,000 for the nine months ended September 30, 2004 related to the decrease in the intrinsic value of certain warrants that were repriced in April 2003. In accordance with FIN 44 due to the recent decline in our stock price, we recognized a gain of $60,000 during the six months ended September 30, 2005 as a result of the intrinsic value of these repriced options declining.

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

Not applicable.

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

November 3, 2005

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

20