Form 10KSB
period 2005-12-31
LEGEND MOBILE INC
filed 2006-05-17
CIK 1061169

Edgar Online HTML to RTF converter. Version 2.0"> 05/16/2006">

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2005

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

incorporation or organization)

244 Fifth Avenue Ste. P203 New York, New York 10001

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 252-2459

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 1,996

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,217,881 AS OF MARCH 31, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:20,298,021 AS OF MARCH 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

OUR BUSINESS

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. We intend to also market branded accessories for digital music players such as the iPod and handheld video games through our upcoming website, www.ipodmerch.com. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market stored value cards including gift cards bearing the Visa and MasterCard logo. Legend Credit intends to develop and market additional branded consumer payment products including debit cards, gift cards, and credit cards. Legend Credit Inc. is also developing a gift card exchange website called “Giftcardstoday.com”. Through our 91% subsidiary, Legend Studios, Inc., (formerly Fragrancedirect.com Inc.), we have entered into a local marketing agreement to operate and asset purchase agreement to purchase seven radio stations in Virginia, West Virginia, and Missouri on June 30, 2004. These agreements became the subject of litigation in February 2005.

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

We have been developing products for the iPod economy which we intend to market on a website owned by the company called “iPodmerch.com”. The company will develop branded covers and accessories for the 10 million iPods that are currently in use by consumers worldwide. The company is in discussions with various licensors to secure licenses of popular brands on iPod cases. We have also secured a suppliers for products to be branded and resold. We expect our licensed iPod products will be sold in traditional retail channels as well as via our website. We have also been in discussions with one of our suppliers to develop branded cases for mobile game devices such as the new mobile version of the Sony Play Station.

SALES OF STORED VALUE CARDS

Through Legend Credit, we offer branded stored value cards directly to consumers. According a recent study by the American Bankers Association, the market for stored value cards is estimated at $300 billion annually

We recently entered into a, license agreement with Brand Central. for the rights to the popular TV snow  Hello “ The Apprentice” for debit cards, prepaid credit cards, and gift cards.

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

SALES OF PRODUCTS FROM OUR WEBSITE IPODMERCH.COM

We intend to open  a website called ipodmerch.com.  The site acts as a reseller of merchandise for digital music players such as the iPod made by Apple Computer. We expect to generate revenue from the sales of products to consumers from this site.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2005, we had an accumulated deficit of $18,665,603. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2005, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2005, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2005 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

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

We have not entered into an employment agreement with Mr. Klamka and Mr. Klamka has not entered into any agreement restricting his involvement in a business which competes with us. As a result, Mr. Klamka is an employee-at-will and has the right to leave us at any time. Mr. Klamka has informed us that he intends to devote a substantial portion of his working time to our business and that he also intends to devote a portion of his time to other business interests that do not compete with our business. In addition, Mr. Klamka is not restricted from entering into a competing business after the term of his employment with us; provided, however, that he would not be permitted to use proprietary information and trade secrets belonging to us. Our success will also be dependent upon our ability to hire and retain marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain additional qualified personnel. The loss of our Chief Executive Officer’s service would have a material adverse effect on us .

EMPLOYEES

As of December 31, 2005, we had a total of Two full-time employees. None of our employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of  an executive office suite at 244 Fifth Avenue , Suite P203 in New York, New York . The monthly rent is variable based on usage and is renewable annually.

ITEM 3. LEGAL PROCEEDINGS.

The company is party to legal proceedings from time to time. None of the legal proceedings in management’s opinion would have an adverse material impact on the company.

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

Legend  Studios,  Inc. vs. Quorum Radio  Partners,  Inc.,  Quorum Radio Partners of Virginia, Inc. and Quorum Communications, Inc.

Legend Studios lawsuit arises from defendants' breach of the parties' Asset Purchase  Agreement and Time Brokerage  Agreement that govern the sale,  programming,  operations  and revenues of certain radio stations (KELE-AM,  KELE-FM, WIQO, WKEY and WKCI). Quorum has filed for bankruptcy which has stayed our lawsuit

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2004.......................       $   0.40         $   0.21

June 30, 2004........................       $   0.34         $   0.15

September 30, 2004...................       $   0.28         $   0.10

December 31, 2004....................       $   0.28         $   0.09

March 31, 2005.......................       $   0.15         $   0.04

June 30, 2005........................       $   0.12         $   0.05

September 30, 2005...................       $   0.06         $   0.03

December 31, 2005....................       $   0.03         $   0.02

On March 31, 2006, the closing bid price for the common stock on the OTC Bulletin Board was $0.06

HOLDERS

As of March 31, 2006there were 137 record holders of our common stock. This does not include shares held in street names.

DIVIDENDS

Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

NONE

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Since our inception, we have incurred net losses of $18,695,603  and at December 31, 2005 current liabilities exceeded current assets by $3,137,175. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the Apprentince card through Legend Credit, Inc.

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

Results of Operations

Year ended December 31, 2005 vs. December 31, 2004

Revenue for the year ended December 31, 2005 decreased by $ 16,212 or 91 % from $18,208 for the year ended December 31, 2004 to $1,996 for the year ended December 31, 2005. Revenue for the year ended December 31, 2004 was principally from sale of faceplates for cellular phones .Revenue for the year ended December 31, 2005 was from sales of the Hello Kitty Debit card .

Cost of revenue for the year ended December 31, 2005 stayed the same  from $0 for the year ended December 31, 2004 to $0 for the year ended December 31, 2005. This  is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 0% and 0% for the year ended December 31, 2005 and 2004, respectively. The faceplates have a much higher gross margin than did the Michael Jordan edition of the Palm.

Product development costs for the year ended December 31, 2005 stayed the same  From  $0 from $0 for the year ended December 31, 2004 to $0 for the year ended December 31, 2005. We did not have any money to spend on product development during the year ended December 31, 2005.

Selling, general and administrative expenses for the year ended December 31, 2005 decreased by $794,066 or 65% from $1,271,177 for the year ended December 31, 2004 to $477,111  for the year ended December 31, 2005. A majority of selling, general and administrative expenses in 2005 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2005 increased by $85,048 or 46% from $182,268 for the year ended December 31, 2004 to $267,316 for the year ended December 31, 2005. The difference is principally due to interest on notes payable

Equity loss in Legend Credit, Inc. was $0 for the year ended December 31, 2005. We own a 50% interest in Legend Credit, who started selling Hilary Duff Visa gift card in October 2003, and the Hello Kitty Debit MasterCard in September 2004. We account for Legend Credit using the equity method and have recorded 50% of Legend Credits loss in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2005, we raised $523 from the sale of our common stock .

We have incurred net losses since our inception of $18,695,603. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 37 Chairman of the Board, CEO, President, Treasurer & Secretary

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception in May 1997. In 1994, Mr. Klamka founded Wilshire Fragrance, a company that developed and marketed men's fragrance products. Mr. Klamka was the chief executive officer of Wilshire Fragrance from 1994 through 1996. In connection with his fragrance business, in 1996, Mr. Klamka developed, what he believes to have been one of the first authorized celebrity web sites, featuring Anna Nicole Smith promoting fragrances for Wilshire Fragrance. Mr. Klamka continued working on this web site until early 1997. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan. Peter is also a Director and CEO of GiraSolar Inc. and sits on the board of directors for Phoenix Interests Inc.

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

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2005     $175,000 (1)    -0-          -0-          -0-          -0-        -0-          -0-

                    2004     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2004 and 2005, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------------

                                                  INDIVIDUAL GRANTS

----------------------------------------------------------------------------------------------------------------------

                             NUMBER OF SECURITIES      PERCENT OF TOTAL

                                  UNDERLYING         OPTIONS/SARS GRANTED

                             OPTIONS/SARS GRANTED      TO EMPLOYEES IN         EXERCISE OR BASE

           NAME                      (#)                 FISCAL YEAR             PRICE ($/SH)        EXPIRATION DATE

--------------------------- ----------------------- ----------------------- ----------------------- ------------------

       Peter Klamka                -0-                       0%                    $

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 31, 2006 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                      Number  of  Shares                                                                 Percentage  of

Name  and  Address     Beneficially  Owned               Class                                             Class(1)

- ------------------             -------------------                      -----                                                 --------

Peter  Klamka                  850,000                               Series  B  preferred  stock(2)            100%

                                         147,775                               Series  C  preferred  stock(3)            100%

                                      1,240,500(4)                          Common                                             6.6%

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

EQUITY COMPENSATION PLANS

As of December 31, 2005, our equity compensation plans were as follows:

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

    S-B NUMBER

------------------- --------------------------------------------------------------------------------------------------

3.1

Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998 (1)

----------------------------------------------------------------------------------------------------------------------

3.2

Certificate Of Designations Of  Class A Convertible Preferred Stock

3.3

Certificate  Of Decrees of Class A Convertible Preferred Stock

3.4

Certificate Of Designations Of  C Convertible Preferred Stock

------------------- --------------------------------------------------------------------------------------------------

       3.5          By-Laws of PTN Media, Inc. (1)

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2005 and 2004, our principal accountants have billed approximately $45,000 and approximately $40,000, respectively, for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

There were no fees billed for the fiscal years ended December 31, 2005 and 2004, for tax compliance, tax advice, and tax planning services.

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

LEGEND MOBILE, INC.

Date: May 17, 2006 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)         May 17, 2006

Peter Klamka

Legend Mobile, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2005 and 2004

F-2

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

F-3

Consolidated Statement of Stockholders' Deficit for the years ended

December 31, 2005 and 2004

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

F-5 - F-6

Notes to Consolidated Financial Statements

F-7

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (636)561-5639

400 Lake Saint Louis Boulevard                                              Fax (636)561-0735

Lake Saint Louis, Missouri  63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Legend Mobile, Inc.

I have audited the accompanying consolidated balance sheets of Legend Mobile, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated  statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Mobile, Inc. and subsidiaries as of December 31, 2005 and the results of its consolidated  operations and its consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant net losses since its inception, has no current source of material revenue and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty,

E. Randall Gruber, CPA, PC

St. Louis, Missouri
May 15, 2006

        Member:  American Institute of Certified Public Accountants

                       Registered:  Public Company Accounting Oversight Board (PCAOB)

Legend Mobile, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
As At December 31,

ASSETS
	2005	2004
CURRENT ASSETS:
Cash	$ 1	$ 1,518

TOTAL CURRENT ASSETS	1	1,518

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(51,159)	(50,491)

NET FIXED ASSETS	1,771	2,439

GOODWILL	48,188	48,188

TOTAL ASSETS	$ 49,960	$ 52,145

The accompanying notes are an integral part of these financial statements.

    (2,624,654)TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

 $       52,145

Legend Mobile, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
As At December 31,

		2005	2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
	Accounts payable	$ 224,635	$ 181,636
	Accrued expenses	1,176,910	1,014,517
	Accrued interest	497,009	294,233
	License fees payable	200,000	200,000
	Due to related parties	59,526	-
	Advances from an officer	44,350	19,163
	Notes payable	676,250	676,250
	Note payable - officer	288,496	291,000

TOTAL CURRENT LIABILITIES		3,167,176	2,676,799

COMMITMENTS AND CONTINGENCIES			-

STOCKHOLDERS' DEFICIT
	Series A Preferred Stock, $0.001 par value, 1,000,000 shares
	authorized; 2,225 shares issued and outstanding	22	22
	Series B Convertible Preferred Stock, $0.01 par value; 850,000
	shares authorized; 850,000 shares issued and outstanding
	authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
	Series C Convertible Preferred Stock, $0.01 par value; 147,775
	shares authorized; 147,775 shares issued and outstanding	1,478	1,478
	Common stock; $0.01 par value; 75,000,000 shares
	authorized;20,298,021( December 31, 2004 - 16,513,721) shares issued	20,298	16,513
	and outstanding
	Additional paid-in capital	15,704,389	15,458,305
	Stock subscription receivable	(156,300)	(156,300)
	Accumulated deficit	(18,695,603)	(17,953,172)

TOTAL STOCKHOLDERS' DEFICIT	(3,117,216)
$ 49,960

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER	DECEMBER
	31, 2005	31, 2004

REVENUE	$ 1,996	$ 18,208

COST OF REVENUE	-	-

GROSS PROFIT	1,996	18,208

EXPENSES:
Selling, general and administrative	477,111	1,271,177
Product development	-	-

TOTAL EXPENSES	477,111	1,271,177

LOSS FROM OPERATIONS	(475,115)	(1,252,969)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(267,316)	(182,268)
Equity loss in Legend Credit, Inc.	-	(36,458)
Other income (expense), net	-	112,500

TOTAL OTHER INCOME (EXPENSE)	(267,316)	(106,226)

LOSS BEFORE PROVISION FOR INCOME TAXES	(742,431)	(1,359,195)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (742,431)	$ (1,359,195)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.04)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,449,984	15,567,472

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS' DEFICIT

FROM DECEMBER 31, 2004 TO DECEMBER 31, 2005

Preferred Stock

Series A

Series B

Shares

Amount

Shares

Amount

Shares

Amount

Balance, December 31, 2004

         2,225

 $        22

         850,000

 $      8,500

 $      147,775

 $         1,478

Shares issued in payment of professional

                -

             -

                   -

               -

                    -

                  -

Shares issued for cash

                -

             -

                   -

               -

                    -

                  -

Fair value of warrants issued

  as penalty

                -

             -

                   -

               -

                    -

                  -

Net Loss

                -

             -

                   -

               -

                    -

                  -

Balance - December 31, 2005

           2,225

 $             22

         850,000

 $      8,500

          147,775

 $         1,478

Additional

Common Stock

Paid-In

Shareholder

Accumulated

Shares

Amount

Capital

Receivable

Deficit

 Total

Balance, December 31, 2004

  16,513,721

 $ 16,513

 $ 15,458,305

 $ (156,300)

 $ (17,953,172)

 $ (2,624,654)

Shares issued in payment of

  professional services

  1,700,000

      1,700

         160,300

               -

                    -

        162,000

Shares issued for cash

     834,300

         835

           14,011

               -

                    -

          14,846

Shares issued for services rendered

  1,250,000

      1,250

           71,250

               -

                    -

          72,500

Fair value of warrants issued

                -

             -

                   -

               -

                    -

                  -

   as penalty

                -

             -

                523

               -

                    -

               523

Net Loss

                -

             -

                   -

               -

       (742,431)

       (742,431)

Balance - December 31, 2005

  20,298,021

 $      20,298

 $ 15,704,389

 $ (156,300)

 $ (18,695,603)

 $ (3,117,216)

The accompanying notes are an integral part of these financial statements.

Legend Mobile, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED
	DECEMBER	DECEMBER
	31, 2005	31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (742,431)	$ (1,359,195)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	667	2,361
Issuance of common stock for services	234,500	980,800
Issuance of warrants for services/financing costs	523	7,443
Income(expense) for repricing of options and warrants	-	(112,500)
Write down of prepaid operating agreement	-	37,500
Equity loss in Legend Credit, Inc.	-	36,458
Changes in operating assets and liabilities:
Accounts receivable	-	13,748
Deposits and prepaid expenses	-	12,500
Accounts payable	42,999	6,369
Accrued expenses	87,393	207,810
Accrued salary	75,000	-
Accrued interest	202,776	94,278

Net cash used in operating activities	(98,573)	(72,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment from operating agreement	-	(50,000)
Advances to related parties	(2,504)	(89,136)

Net cash provided by financing activities	(2,504)	(139,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	59,526	-
Advances from an officer	25,188	269,687
Proceeds from the sale of common stock	14,846	-

Net cash provided by financing activities	99,560	269,687

INCREASE (DECREASE) IN CASH	(1,517)	58,123

NET CASH USED IN DISCONTINUED OPERATIONS	-	(57,264)

CASH, Beginning of period	1,518	659

CASH, End of period	$ 1	$ 1,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	267,316	182,268
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The  Company  is a  developer  and  marketer  of branded  mobile  phone products,  including faceplates,  phone accessories,  SMS services, and mobile data  applications.  Through the Company's 50% owned subsidiary, Legend Credit,  Inc.,  (formerly PTN Wireless,  Inc. ("Legend Credit"), the Company  also  develops and markets  stored value cards,  including gift cards bearing the Visa and MasterCard logo.  Effective  October 1, 2004,  Mr.  Klamka,  the Company's CEO and 60% owner of Legend  Credit, contributed an additional 10% interest in Legend Credit to the Company. Legend  Credit  currently  markets  the Hello  Kitty  reloadable  debit MasterCard   card.   The   Hello   Kitty   card   is   sold   via   the www.hellokittycard.com.  Hello  Kitty  is one of  the  most  recognized animated  characters  in the world.  The  Company's  Hello  Kitty Debit MasterCard  card  generate  revenue by charging  cardholders a suite of fees including an initial  processing fee of up to $14.95,  a per month fee of up to  $2.95  and  an ATM  withdrawal  fee of up to  $1.50.  The Company  derives  limited  revenues  from the sale of covers for mobile phones.  The Company's  suppliers require it to purchase these products and resell them to  consumers  and  wholesalers.  The  Company  created products  under its licenses from athletes,  entertainers,  and popular trademarks.  The Company  also sells a  NASCAR-themed,  SMS-based  text messaging service called "Racemobile.com".  The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone.  These applications may be sold as a subscription or as a single download. The Company has entered into an  agreement  with the  American  Society of  Composers,  Authors  and Publishers  ("ASCAP") for the licensing of ring tones for mobile phones.  ASCAP maintains the rights to 8 million copyrighted musical works.

In February  2001,  the Company  formed Legend Credit as a wholly owned subsidiary.  On April 1, 2003,  Mr. Peter  Klamka,  CEO of the Company, contributed  the rights to an affinity  credit card business  valued at $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting  Principles  Board Opinion No. 29,  "Non monetary Transactions,"  using his cost  basis in the  investment,  which is the most readily  determinable  cost.  In exchange  for this  contribution, Legend  Credit  issued  to Mr.  Peter  Klamka  60% of  the  issued  and outstanding shares of Legend Credit common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible  preferred  stock. These issuances were valued at $22,200 and $14,800,  respectively.  The Company  retains a 40%  minority  interest  in Legend  Credit  which is accounted for using the equity method.  Effective  October 1, 2004, Mr. Klamka  contributed  an additional 10% interest in Legend Credit to the Company at was valued at $3,700 (10% of $37,000,  the original value of the affinity credit card business).

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

         Basis of Presentation

         ---------------------

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December  31, 2005 of  $742,431  and at  December  31,  2005,  had an accumulated  deficit of $18,695,603  and a working  capital  deficit of $3,167,175. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

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

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent  with  the  methodology  prescribed  by SFAS  No.  123,  the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2005 and 2004:

  2005          2004

           ------------   -----------

           Net loss

           As reported

     $(742,431)   $(1,416,459)

           Compensation recognized under APB 25              -

       -

           Compensation recognized under SFAS 123          -

       -

       -----------        -----------

                      Pro forma

     $(742,431)   $(1,416,459)

          ===========   ===========

         Basic and diluted loss per common share:

           As reported

      $     (0.04)  $     (0.09)

           Pro forma

      $     (0.04)  $     (0.09)

         Use of Estimates

         ----------------

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of December 31, 2005, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

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

         Earnings (Loss) Per Share

         -------------------------

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the year  ended December  31,  2005  and  2004  because  the  effect  would  have  been  anti-dilutive:

    2005          2004

-----------   -----------

         Conversion of Series A preferred stock

  44,500         44,500

         Conversion of Series B convertible preferred stock              8,500,000    8,500,000

         Conversion of Series C convertible preferred stock            14,777,500  14,777,500

         Stock options issued to employees and consultants

             under the Company's stock option plan                             1,150,000    1,150,000

         Stock options issued outside of plan                                            --                --

         Warrants issued to officers                                                       231,000       231,000

         Warrants issued for services                                                      50,000         50,000

         Warrants issued with notes                                                       100,000       100,000

         Warrants issued for penalty/interest                                         234,000       234,000

         Warrants issued with note conversion                                      300,000       300,000

-----------   -----------

          25,387,000  25,387,000

         Comprehensive Loss

         ------------------

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the  financial  statements.  For the year ended  December  31, 2005 and 2004,  the  Company  does  not  have  items  that   represented   other comprehensive  income  and,  accordingly,   has  not  included  in  the statement of stockholders' equity the change in comprehensive loss.

         Minority Interest

         -----------------

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of December 31, 2005 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the years ended December 31, 2005 and 2004 do not reflect the minority interest's share of Legend  Studios'  losses for said years as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of December 31, 2005 or December 31, 2004 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the year ended  December  31, 2005 or December 31, 2004 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2005 or 2004 as the related accrual would result in the Company's recordation of a minority interest receivable.

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

In  December  2004,   the  FASB  issued  SFAS  No.153,   "Exchanges  of Non monetary  Assets, an amendment of APB Opinion No. 29, Accounting for Non monetary Transactions." The amendments made by SFAS 153 are based on the principle that  exchanges of nonmonetary  assets should be measured based  on  the  fair  value  of  the  assets  exchanged.  Further,  the amendments eliminate the narrow exception for nonmonetary  exchanges of similar  productive  assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial  substance. Previously,  Opinion 29 required that the accounting for an exchange of a  productive  asset for a similar  productive  asset or an  equivalent interest in the same or similar productive asset should be based on the recorded  amount of the asset  relinquished.  Opinion  29  provided  an exception to its basic measurement principle (fair value) for exchanges of

similar  productive  assets.  That  exception  required  that  some nonmonetary  exchanges,   although  commercially  substantive,   to  be recorded on a carryover  basis.  By focusing the exception on exchanges that lack commercial substance,  the FASB believes SFAS No.153 produces financial  reporting that more  faithfully  represents the economics of the  transactions.  SFAS  No.153 is  effective  for  nonmonetary  asset exchanges  occurring in fiscal periods  beginning  after June 15, 2005.  Earlier  application  is  permitted  for  nonmonetary  asset  exchanges occurring in fiscal periods  beginning after the date of issuance.  The provisions of SFAS No.153 shall be applied  prospectively.  The Company has  evaluated  the impact of the  adoption  of SFAS 153,  and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Note 2 - Fixed Assets

        Fixed assets at December 31, 2005 consisted of the following:

                  Computer equipment              $    49,478

                  Furniture and fixtures                     3,452

                                                                    -----------

                                                                        52,930

                  Less accumulated depreciation   (51,159)

                                                                   -----------

                           Total                              $      1,771

                                                             ===========

 Depreciation expense for the years ended December 31, 2005 and 2003 was $668 and $2,361, respectively.

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

Note 4 - Accrued Expenses

         Accrued expenses at December 31, 2005, consist of the following:

               Michael Jordan settlement                $    655,908

               Accrued salary to officer                        388,920

               Accrued legal judgment                           31,000

               Other accrued expenses                            68,812

              ------------

        $     1,144,640

Note 5 - Notes Payable - Related Party

As of September 30, 2004,  the Company  converted  $291,000 of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  As of December  31,  2005, accrued interest related to this note amounted to $76,388.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of December 31, 2005 aggregated to $18,500.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2005, $125,000 of these notes and accrued  interest of $80,209 are still  outstanding. These notes are in default at December 31, 2005.

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

In September  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of December  31,  2005  amounted  to  $133,333.  This note is in default at December 31, 2005.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at December 31, 2005.

Note 7 - Advances to/from related parties

In 2004,  the  Company's  CEO  advanced an  additional  $269,687 to the Company.  During 2004, $291,000 of these advances were converted into a note payable (see Note 5).

In 2005, the Company’s CEO advanced a total of $ 44,350 to the Company.  These advances are non-interest bearing, unsecured and have no fixed terms of repayment.

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

Note 9 - Stockholders' Deficit

         Series A Preferred Stock

         ------------------------

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock  ("Series  A")  authorized  of which 2,225  shares are issued and outstanding  at  December  31,  2005.  Each  share  of  Series A can be converted into 20 shares of common stock.

         Series B Convertible Preferred Stock

         ------------------------------------

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at December 31, 2005.

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

In 2005 the Company amended its articles to increase the authorized common share capital to 75,000,000.

In 2005 the Company issued a total of 2,950,000 for consulting and investor relation services totaling $234,500.

In 2005 the Company issued a total of 834,300 shares for a cash consideration of $14,846.

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

         The following is table summarizes the options and warrants outstanding:

                                              Weighted-               Weighted-

                                    Stock     Average                 Average

                                   Option     Exercise                Exercise

                                    Plan        Price      Warrants     Price

                                  ---------   ---------   ---------   ---------

         Balance, December 31,

           2002                   1,175,000   $    2.34   1,651,000   $    1.93

           Granted                  515,500   $    0.10     172,000   $    0.62

           Exercised                      -   $       -           -   $       -

           Canceled                (540,500)  $    2.10    (300,000)  $    3.00

                                  ---------               ---------

         Balance, December 31,

           2003                        1,150,000   $    0.10   1,523,000   $    1.46

           Granted                        -             $       -           72,000   $    1.00

           Exercised                     -             $       -              -         $       -

           Canceled                      -             $       -       (680,000)  $    2.32

                                              ---------                       ---------

         Balance, December 31,

           2004  and 2005       1,150,000    $    0.10    915,000    $    0.78

                                        =========             =========

         Exercisable, December

      31, 2004 and 2005       1,150,000   $    0.10     915,000   $    0.78

                                      =========               =========

The weighted average remaining  contractual life of options outstanding issued under the Plans is 5.32 years at December 31, 2005. The exercise price  for all  options  outstanding  under the  Stock  Option  Plan at December  31,  2003 is $0.10.  In April  2003,  the

Company  re-priced 800,000  vested  option and  warrants  and took a charge to earnings of $66,655 as a result of this  re-pricing  No  compensation  expense  was recognized as a result of the issuance of stock options during the year ended  December 31, 2003.  There were no options issued during the year ended December 31, 2005.

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

The weighted average remaining contractual life of warrants outstanding is 38 years at December 31, 2005. The exercise price for the warrants outstanding at December 31, 2005 range from $0.10 to $1.13.

Note 10 - Income Taxes

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2004 are as follows:

             Deferred tax assets:

                   Federal and state net operating loss                $   5,751,000

                   Equity instruments issued for compensation          958,500

   -------------

             Total deferred tax assets

    6,709,500

                   Less valuation allowance

   (6,709,500)

  -------------

                                                             $          --

      =============

At December 31, 2005,  the Company had federal and state net  operating loss   ("NOL")   carryforwards   of   approximately   $15,444,000   and $13,914,000,  respectively.  Federal NOLs could,  if unused,  expire in varying amounts in the years 2012 through 2020.  State NOLs, if unused, could expire in varying amounts from 2012 through 2020.

The valuation  allowance increased by $712,000 and $508,000 during 2005 and 2004,  respectively.  The  Company  has  provided a 100%  valuation allowance  on the  deferred  tax assets at December  31, 2005 to reduce such asset to zero,  since there is no assurance  that the Company will generate  future taxable income to utilize such asset.  Management will review  this  valuation  allowance  requirement  periodically  and make adjustments as warranted.

The  reconciliation  of the  effective  income tax rate to the  federal statutory  rate for the years  ended  December  31, 2005 and 2004 is as follows:

2005         2004

----------   ----------

            Federal income tax rate

 (34.0%)      (34.0%)

            State tax, net of federal benefit

   (2.0%)       (2.0%)

            Equity instruments issued for compensation

  25.2%        27.9%

            Increase in valuation allowance

  11.8%          8.1%

----------  -----------

            Effective income tax rate

     0.0%         0.0%

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

The company is party to legal proceedings from time to time. None of the above legal proceedings in management’s opinion would have an adverse material impact on the company.

Exhibit 21.1

List of Subsidiaries

Legend Studios Inc.

Legend Credit Inc.

EXHIBIT 31.1

Certification of CFO Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter Klamkai, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Legend Mobile Inc. and its subsidiaries.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period[s] presented in this report;

4.

 I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 17, 2006

s/s Peter Klamka

     Peter Klamka, President

EXHIBIT 32

CERTIFICATIONS of CEO and CFO PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Legend Mobile Inc.. (the “Company”) for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2006

s/s

Peter Klamka

Peter Klamka, President and

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished in accordance with Securities and Exchange Commission Release No. 34-47551 and shall not be considered filed as part of the Form 10-KSB.

Exhibit 41.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Legend Mobile, Inc.

We hereby consent to the use in the Form 10K of our report dated May 15, 2006 on the consolidated financial statements of Legend Mobile, Inc. as of December 31, 2005 and for the year then ended which appear in such Form.

s/s

E. Randall Gruber, CPA, PC

Lake Saint Louis, Missouri

May 17, 2006