Form 10QSB
period 2006-03-31
LEGEND MOBILE INC
filed 2006-06-13
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-24835

(Commission file number)

LEGEND MOBILE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

38-3399098

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

244 Fifth Ave. Ste. P203 New York, New York 10001

 (Address of principal executive offices)

212-252-2459

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May  1, 2006 –20,298,021 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of March 31, 2006 (unaudited)

2

Consolidated Statements of Operations for the

three months ended March 31, 2006 and 2005 (unaudited)

3

Consolidated Statements of Cash Flows for the

three months ended March 31, 2006 and 2005 (unaudited)

4

Notes to Consolidated Financial Statements (unaudited)

5

Item 2.

Management's Discussion and Analysis or Plan of Operation

19

Item 3.

Controls and Procedures

21

PART II.

OTHER INFORMATION

21

Item 1.

Legal Proceedings

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

SIGNATURES

23

CERTIFICATIONS

24

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2006
(UNAUDITED)

CURRENT ASSETS:
Cash	$ 10,540

TOTAL CURRENT ASSETS	10,540
FIXED ASSETS - at cost
Computer and office equipment	52,930
Less: Accumulated depreciation	(51,293)

NET FIXED ASSETS	1,637
GOODWILL	48,188
TOTAL ASSETS	$ 60,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 194,635
Accrued expenses	1,151,910
Accrued interest	545,968
License fees payable	200,000
Due to related parties	144,756
Notes payable	676,250
Note payable - officer	313,496
TOTAL CURRENT LIABILITIES	3,227,015
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,298,021 issued and outstanding	20,298
Additional paid-in capital	15,704,389
Stock subscription receivable	(156,300)
Accumulated deficit	(18,745,037)

TOTAL STOCKHOLDERS' DEFICIT	(3,166,650)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 60,365

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

REVENUE	$ -	$ 1,996

COST OF REVENUE	-	-

GROSS PROFIT	-	1,996

EXPENSES:
Selling, general and administrative	30,475	209,484

TOTAL EXPENSES	30,475	209,484

LOSS FROM OPERATIONS	(30,475)	(207,488)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(48,959)	(67,820)

TOTAL OTHER INCOME (EXPENSE)	(48,959)	(67,820)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (79,434)	$ (275,308)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (79,434)	$ (275,308)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.004)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,298,021	17,903,521

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (79,434)	$ (275,308)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	134	803
Issuance of common stock for services	-	162,000
Issuance of warrants for services/financing costs	-	523
Changes in operating assets and liabilities:
Accounts payable	-	2,999
Accrued expenses	(25,000)	57,270
Accrued interest	48,959	35,027

Net cash used in operating activities	(55,341)	(16,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	68,130	4,249
Advances to(from) related parties, net	(2,250)	-
Proceeds from the sale of common stock	-	14,846

Net cash provided by financing activities	65,880	19,095

INCREASE (DECREASE) IN CASH	10,539	2,409

CASH, Beginning of period	1	659

CASH, End of period	$ 10,540	$ 3,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 48,959	$ 67,820
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Company is a developer, reseller and marketer of branded mobile phone products including faceplates, phone accessories, SMS services and mobile data applications.   Through the Company's 50% owned subsidiary, Legend Credit,  Inc. (formerly PTN Wireless,  Inc. ("Legend  Credit"),  the Company also develops and markets stored value cards, including gift cards and debit bearing the Visa and MasterCard logo.

Effective October 1, 2004, Mr. Klamka, the Company's CEO and 60% owner of Legend Credit, contributed an additional 10% interest in Legend Credit to the Company.  Legend Credit has previously marketed stored value cards under license from popular trademarks such as Hilary Duff and Hello Kitty. The company currently has a license to the "The Apprentice with Donald Trump" for stored value cards.

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

The Company expects to continue its legal proceedings against Quorum Radio Partners Inc.

         Basis of Presentation

         ---------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the three months ended March  31, 2006 of  $79,434  and at  March  31,  2006,  had an accumulated  deficit of $18,745,037  and a working  capital  deficit of $3,216,475. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company’s   ability to continue as a going   concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         Principles of Consolidation

         ---------------------------

 The accompanying consolidated financial statements include the accounts of the Company and its 91%-owned subsidiary, Legend Studios and its 50% owned subsidiary, Legend Credit. All inter company transactions have been eliminated.

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

         Use of Estimates

         ----------------

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of March 31, 2006, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

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

         Earnings (Loss) Per Share

         -------------------------

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the year  ended March  31,  2006  and  2005  because  the  effect  would  have  been  anti-dilutive:

    2006          2005

-----------   -----------

         Conversion of Series A preferred stock

  44,500         44,500

         Conversion of Series B convertible preferred stock              8,500,000    8,500,000

         Conversion of Series C convertible preferred stock            14,777,500  14,777,500

         Stock options issued to employees and consultants

             under the Company's stock option plan                             1,150,000    1,150,000

         Stock options issued outside of plan                                            --                --

         Warrants issued to officers                                                        231,000       231,000

         Warrants issued for services                                                        50,000         50,000

         Warrants issued with notes                                                        100,000       100,000

         Warrants issued for penalty/interest                                          234,000       234,000

         Warrants issued with note conversion                                       300,000       300,000

-----------   -----------

           25,387,000   25,387,000

         =========  ========

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

         Minority Interest

         -----------------

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend  Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of March 31, 2006 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The accompanying  consolidated  statements of operations for the three months ended March 31, 2006 and 2005 do not reflect the minority interest's share of Legend  Studios'  losses for said years as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of March 31, 2006 or March 31, 2005 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the three months ended  March  31, 2006 or March 31, 2005 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2006 or 2005 as the related accrual would result in the Company's recordation of a minority interest receivable.

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

Note 2 - Fixed Assets

        Fixed assets at March 31, 2006 consisted of the following:

                  Computer equipment              $    49,478

                  Furniture and fixtures                     3,452

                                                                    -----------

                                                                        52,930

                  Less accumulated depreciation   (51,293)

                                                                   -----------

                           Total                              $      1,637

                                                             ===========

 Depreciation expense for the three months ended March 31, 2006 was $134.

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

Note 4 - Accrued Expenses

         Accrued expenses at March 31, 2006, consist of the following:

               Michael Jordan settlement                 $    655,908

               Accrued salary to officer                         396,190

               Accrued legal judgment                            31,000

               Other accrued expenses                             68,812

              ------------

         $     1,151,910

           =========

Note 5 - Notes Payable - Related Party

As of March 31, 2004,  the Company  converted  $291,000(now $288,496) of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  In 2006, the Company converted an additional $25,000 of accrued salary to Mr. Klamka into a note and added it to the current note payable As of March 31, 2006, accrued interest related to this note amounted to $91,534.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of March 31, 2006 aggregated to $19,125.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of March 31, 2006, $125,000 of these notes and accrued  interest of $83,334 are still  outstanding. These notes are in default at March 31, 2006.

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

In March  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of March 31, 2006  amounted  to  $143,333.  This note is in default at March 31, 2006.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at March 31, 2006.

Note 7 - Advances to/from related parties

In 2004,  the  Company's  CEO  advanced an  additional  $269,687 to the Company.  During 2004, $291,000($288,496 - March 31, 2006) of these advances were converted into a note payable (see Note 5).

As at March 31, 2006, the Company’s CEO advanced a total of $ 87,480 to the Company.  These advances are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 8 - Stockholders' Deficit

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

.

Note 9 - Commitments and Contingencies

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

On June 14, 2005, Betty Brown Revocable Trust (the “Trust”) by and through Betty Brown, trustee, Betty Brown individually, and Nancy Larson filed suit in the Iowa District Court for Polk County, Iowa, against Legend Mobile and Peter Klamka, our CEO, and Nicholas Fagan. In connection with the alleged purchase of $366,500 of Legend Mobile stock by the Trust, the alleged purchase of $75,496.54 of Legend Mobile stock by Ms. Larson, and alleged loans in the aggregate amount of $400,000 by the Trust to Legend Mobile, the plaintiffs charge the defendants with fraudulent misrepresentation, conspiracy to defraud, breach of contract, breach of fiduciary duty, and violation of Chapter 706 A of the Iowa Code. The plaintiffs claim actual and punitive damages in an unspecified amount, attorney’s fees and investigating fees and other costs, and appropriate injunctive relief. Legend Mobile and Mr. Klamka intend to vigorously contest all charges.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2006, management believes that the Company is not a party to any action which would have a material  impact on its  financial  condition,  operations,  or cash flows.

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

We are a developer  and  marketer of branded  mobile  phone  products  including faceplates,  phone  accessories,  SMS  services,  and mobile data  applications. Through our 50% subsidiary Legend Credit, Inc., we also develop and market stored value cards including gift cards bearing the Visa and MasterCard logo. Effective October 1, 2004, Mr. Klamka, our CEO and 60% owner of Legend Credit, agreed to contribute an additional 10% interest in Legend Credit to us. Legend Credit currently holds a license to "The Apprentice with Donald Trump for stored value products.  We expect to market a gift card branded with "The Apprentice" logos and trademarks through an affiliate of MasterCard in 2006.   We derive limited revenues from the sale of covers for mobile phones.  Our suppliers require us to purchase these products and resell them to consumers and wholesalers.  We created products under our licenses from athletes, entertainers, and popular trademarks.

Since our inception, we have incurred significant losses and at March 31, 2006 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to

Generate cash from the sale of "The Apprentice" gift card through Legend Credit, Inc.

We will continue to seek out licenses for popular trademarks in the areas of mobile communications and stored value products.

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

Results of Operations

Three months ended March 31, 2006  vs. March 31, 2005

Revenue for the three months ended March 31, 2006 decreased by $1,996 from $1,996 for the Three months ended March 31, 2005 to zero

The cost of revenue stayed the same at zero.

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased by $179,909 from $209,484 for the three months ended March 31, 2005 to $0  for the three months ended March 31, 2006. The decrease in selling, general and administrative expenses is due to the discontinuation of the radio station business

Interest expense and financing costs for the three months ended March 31, 2006 decreased by $18,861 or 28% from $67,820 for the three months ended March 31, 2005 to $45,959 for the three months ended March 31, 2006.

Equity loss in Legend Credit was $0 for the three months ended March 31, 2006. Effective October 1, 2004, we began to consolidate the operations of Legend Credit since our ownership in this subsidiary increased to 50%. Prior to October 1, 2004 we own 40% of Legend Credit and accounted for this subsidiary using the equity method.

Liquidity and Capital Resources

During the three months ended March 31, 2006, our CEO, Peter Klamka advanced to us a total of

$65,880. We have a working capital deficiency of $3,156,636 as of  March 31, 2006.

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

On June 14, 2005, Betty Brown Revocable Trust (the “Trust”) by and through Betty Brown, trustee, Betty Brown individually, and Nancy Larson filed suit in the Iowa District Court for Polk County, Iowa, against Legend Mobile and Peter Klamka, our CEO, and Nicholas Fagan. In connection with the alleged purchase of $366,500 of Legend Mobile stock by the Trust, the alleged purchase of $75,496.54 of Legend Mobile stock by Ms. Larson, and alleged loans in the aggregate amount of $400,000 by the Trust to Legend Mobile, the plaintiffs charge the defendants with fraudulent misrepresentation, conspiracy to defraud, breach of contract, breach of fiduciary duty, and violation of Chapter 706 A of the Iowa Code. The plaintiffs claim actual and punitive damages in an unspecified amount, attorney’s fees and investigating fees and other costs, and appropriate injunctive relief. Legend Mobile and Mr. Klamka intend to vigorously contest all charges.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2006, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

June 12, 2006

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

June 12, 2006

/s/ Peter Klamka

       Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 12, 2006	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer