Form 10QSB
period 2006-06-30
LEGEND MOBILE INC
filed 2006-08-11
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006 –20,298,021 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30, 2006 (unaudited)

2

Consolidated Statements of Operations for the

three months ended June 30, 2006 and 2005 (unaudited)

3

Consolidated Statements of Cash Flows for the

six months ended June 30, 2006 and 2005 (unaudited)

4

Notes to Consolidated Financial Statements (unaudited)

5

Item 2.

Management's Discussion and Analysis or Plan of Operation

19

Item 3.

Controls and Procedures

22

PART II.

OTHER INFORMATION

22

Item 1.

Legal Proceedings

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Submission of Matters to a Vote of Security Holders

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

SIGNATURES

24

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT JUNE 30, 2006
(UNAUDITED)
CURRENT ASSETS:
Cash	$ 91
TOTAL CURRENT ASSETS	91
FIXED ASSETS - at cost
Computer and office equipment	52,930
Less: Accumulated depreciation	(51,427)
NET FIXED ASSETS	1,503
GOODWILL	48,188
TOTAL ASSETS	$ 49,782

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 194,635
Accrued expenses	686,908
Accrued interest	594,926
License fees payable	200,000
Due to related parties	157,331
Notes payable	1,435,170
Note payable – officer	288,496

TOTAL CURRENT LIABILITIES	3,557,466
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,298,021 issued and outstanding	20,298
Additional paid-in capital	15,704,389
Stock subscription receivable	(156,300)
Accumulated deficit	(19,086,071)

TOTAL STOCKHOLDERS' DEFICIT	(3,507,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 49,782

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

REVENUE	$ -	$ -	$ -	$ 1,996

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	1,996

EXPENSES:
Selling, general and administrative	262,076	144,430	292,551	353,914

TOTAL EXPENSES	262,076	144,430	292,551	353,914

LOSS FROM OPERATIONS	(262,076)	(144,430)	(292,551)	(351,918)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(48,958)	(66,673)	(97,917)	(134,493)

TOTAL OTHER INCOME (EXPENSE)	(48,958)	(66,673)	(97,917)	(134,493)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (311,034)	$ (211,103)	$ (390,468)	$ (486,411)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (311,034)	$ (211,103)	$ (390,468)	$ (486,411)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.015)	$ (0.011)	$ (0.019)	$ (0.027)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,298,021	19,720,548	20,298,021	18,125,994

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (390,468)	$ (486,411)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	268	803
Issuance of common stock for services	-	222,000
Issuance of warrants for services/financing costs	-	523
Changes in operating assets and liabilities:
Accounts payable	-	12,999
Accrued expenses	-	114,658
Accrued interest	97,917	69,430

Net cash used in operating activities	(292,283)	(65,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	56,351
Notes payable in exchange for accrued salaries - net	238,917
Advances (to)from related parties, net	(2,895)	49,686
Proceeds from the sale of common stock	-	14,846

Net cash provided by financing activities	292,373	64,532

INCREASE (DECREASE) IN CASH	90	(1,466)

CASH, Beginning of period	1	1,518

CASH, End of period	$ 91	$ 52

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 97,917	$ 134,493
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

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

The  Company  is a  developer  and  marketer  of branded  mobile  phone products,  including faceplates,  phone accessories,  SMS services, and mobile data  applications.  Through the Company's 50% owned subsidiary, Legend Credit,  Inc.,  (formerly PTN Wireless,  Inc. ("Legend Credit"), the Company  also  develops and markets  stored value cards,  including gift cards bearing the Visa and MasterCard logo.  Effective  October 1, 2004,  Mr.  Klamka,  the Company's CEO and 60% owner of Legend  Credit, contributed an additional 10% interest in Legend Credit to the Company. Legend  Credit  currently  markets  the Hello  Kitty  reloadable  debit MasterCard   card.   The   Hello   Kitty   card   is   sold   via   the www.hellokittycard.com.  Hello  Kitty  is one of  the  most  recognized animated  characters  in the world.  The  Company's  Hello  Kitty Debit MasterCard  card  generates  revenue by charging  cardholders a suite of fees including an initial  processing fee of up to $14.95,  a per month fee of up to  $2.95  and  an ATM  withdrawal  fee of up to  $1.50.  The Company  derives  limited  revenues  from the sale of covers for mobile phones.  The Company's  suppliers require it to purchase these products and resell them to  consumers  and  wholesalers.  The  Company  created products  under its licenses from athletes,  entertainers,  and popular trademarks.  The Company  also sells a  NASCAR-themed,  SMS-based  text messaging service called "Racemobile.com".  The Company also is seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone.  These applications may be sold as a subscription or as a single download. The Company has entered into an  agreement  with the  American  Society of  Composers,  Authors  and Publishers  ("ASCAP") for the licensing of ring tones for mobile phones.  ASCAP maintains the rights to 8 million copyrighted musical works.

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

         Basis of Presentation

         ---------------------

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the six months ended June  30, 2006 of  $390,468  and at  June  30,  2006,  had an accumulated  deficit of $19,086,071  and a working  capital  deficit of $3,507,684. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

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

         Use of Estimates

         ----------------

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of June 30, 2006, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

Fair Value of Financial Instruments

         -----------------------------------

For certain of the Company's  financial  instruments,  including  cash, accounts  payable,  accrued  expenses,  accrued  interest,  license fee payable and advances from  related partiesr,  the carrying  amounts  approximate fair value due to their short  maturities.  The amounts shown for notes payable also approximate fair value because current interest rates and terms  offered to the Company for similar  debt are  substantially  the same.

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

         Earnings (Loss) Per Share

         -------------------------

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the six months ended June 30,  2006  and  2005  because  the  effect  would  have  been  anti-dilutive:

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

          25,387,000 25,387,000

         Comprehensive Loss

         ------------------

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the  financial  statements.  For the six months ended  June 30, 2006 and 2005,  the  Company  does  not  have  items  that   represented   other comprehensive  income  and,  accordingly,   has  not  included  in  the statement of stockholders' equity the change in comprehensive loss.

         Minority Interest

         -----------------

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend

 Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of June 30, 2006 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The accompanying  consolidated  statements of operations for the six months ended June 30, 2006 and 2005 do not reflect the minority interest's share of Legend  Studios'  losses for said years as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of June 30, 2006 or June 30, 2005 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the six months ended  June 30, 2006 or June 30, 2005 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2006 or 2005 as the related accrual would result in the Company's recordation of a minority interest receivable.

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

Note 2 - Fixed Assets

        Fixed assets at June 30, 2006 consisted of the following:

                  Computer equipment              $    49,478

                  Furniture and fixtures                     3,452

                                                                    -----------

                                                                        52,930

                  Less accumulated depreciation   (51,427)

                                                                   -----------

                           Total                              $      1,503

                                                             ===========

 Depreciation expense for the six months ended June 30, 2006 was $268.

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

Note 4 - Accrued Expenses

         Accrued expenses at June 30, 2006, consist of the following:

               Michael Jordan settlement                $    655,908

               Accrued legal judgment                           31,000

              ------------

            $   686,908

         =========

Note 5 - Notes Payable - Related Party

As of September 30, 2004,  the Company  converted  $291,000(now $288,496) of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  In 2006, the Company converted an additional $25,000 of accrued salary to Mr. Klamka into a note and added it to the current note payable As of June 30, 2006, accrued interest related to this note amounted to $106,680.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of June 30, 2006 aggregated to $22,250.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of June 30, 2006, $125,000 of these notes and accrued  interest of $83,334 are still  outstanding. These notes are in default at June 30, 2006.

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

In September  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of June 30, 2006  amounted  to  $156,666.  This note is in default at June 30, 2006.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at June 30, 2006.

Note 7 - Advances to/from related parties

In 2004,  the  Company's  CEO  advanced an  additional  $269,687 to the Company.  During 2004, $291,000($288,496 - June 30, 2006) of these advances were converted into a note payable (see Note 5).

As at June 30, 2006, the Company’s CEO advanced a total of $ 100,700 to the Company.  These advances are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 8 -Notes Payable – Other

Notes payable – other represent accrued salaries that were owing to officers and directors of the Company, that were converted in June 2006 to notes totaling $758,920 which bear interest at 21% per annum and have no fixed terms of repayment.

Note 9 - Stockholders' Deficit

         Series A Preferred Stock

         ------------------------

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock  ("Series  A")  authorized  of which 2,225  shares are issued and outstanding  at  December  31,  2005.  Each  share  of  Series A can be converted into 20 shares of common stock.

         Series B Convertible Preferred Stock

         ------------------------------------

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at June 30, 2006.

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

         ------------------------------------

The Company has 147,775  shares of $0.01 par value Series C Convertible Preferred  Stock  authorized  of which  147,775  shares  are issued and outstanding at June 30, 2006.

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

In 2005, the Company amended its articles to increase the authorized common share capital to 75,000,000.

Note 10 - Commitments and Contingencies

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2006, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31,

2005.

Results of Operations

Three months ended June 30, 2006  vs. June 30, 2005

Revenue for the three months ended June 30, 2006 Stayed the same at zero

There cost of revenue stayed the same at zero.

Selling, general and administrative expenses for the three months ended June 30, 2006 increased by $117,646 from $144,430 for the three months ended June 30, 2005 to $262,076  for the three months ended June 30, 2006. The increase in selling, general and administrative expenses is due to accrued salary

Interest expense and financing costs for the three months ended June 30, 2006 decreased by $17,715 or 26.5% from $66,673 for the three months ended June 30, 2005 to $48,958 for the three months ended June 30, 2006.

Equity loss in Legend Credit was $0 for the three months ended June 30, 2006. Effective October 1, 2004, we began to consolidate the operations of Legend Credit since our ownership in this subsidiary increased to 50%. Prior to October 1, 2004 we own 40% of Legend Credit and accounted for this subsidiary using the equity method.

Six months ended June 30, 2006 vs. June 30, 2005

Revenue for the six months ended June 30, 2006 decreased by $1,996 or 100% from $1,996 for the six months ended June 30, 2005 to $0  for the six months ended June 30, 2005. We had no sales for the six months ended June 30, 2006.

Cost of revenue for the six months ended June 30, 2006 stayed the same. We incurred no costs of revenue during the six months ended June 30, 2006 or June 20, 2005 as we did not generate any sales during this period.

Selling, general and administrative expenses for the six months ended June 30, 2006 decreased by $61,363 or 26% from $353,914 for the six months ended June 30, 2005 to $292,551  for the six months ended June 30, 2006. The significant decrease in selling, general and administrative expenses is due to reduced payment of certain professional fees with shares of the Company's stock. During the six months ended June 30, 2006, we issued zero shares of common stock.

Interest expense and financing costs for the six months ended June 30, 2006 decreased by $36,576 or 27% from $134,493 for the six months ended June 30, 2005 to $97,917 for the six months ended June 30, 2006. We continue to accrue interest on our outstanding notes payable

Liquidity and Capital Resources

During 2003, our CEO, Peter Klamka advanced to us a total of $40,476. During the nine months ended March 31, 2004, Mr. Klamka advanced to us an additional $279,534, of which $89,591 was advances to Legend Credit. As of March 31, 2004, we converted $291,000 of these advances into a note payable that bears interest at 21% per annum and is payable upon demand.

We have incurred net losses since our inception of $19,086,071. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2006, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

August 11, 2006

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

August 11, 2006

/s/ Peter Klamka

       Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2006	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.