Form 10QSB
period 2006-09-30
LEGEND MOBILE INC
filed 2006-11-06
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of September 30, 2006 (unaudited)

2

Consolidated Statements of Operations for the

three months ended September 30, 2006 and 2005 (unaudited)

4

Consolidated Statement of Stockholders’ Deficit for the

three months ended September 30, 2006 (unaudited)

5

Consolidated Statements of Cash Flows for the

three months ended September 30, 2006 and 2005 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2006
(UNAUDITED)

CURRENT ASSETS:
Cash	$ 50
Inventory	20,034
TOTAL CURRENT ASSETS	20,084
FIXED ASSETS - at cost
Computer and office equipment	52,930
Less: Accumulated depreciation	(51,561)
NET FIXED ASSETS	1,369
GOODWILL	48,188
TOTAL ASSETS	$ 69,641

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 194,635
Accrued expenses	686,908
Accrued interest	683,728
License fees payable	200,000
Due to related parties	144,581
Notes payable - other	758,920
Notes payable	698,750
Note payable - officer	288,496
TOTAL CURRENT LIABILITIES	3,656,018

COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 25,298,021 issued and outstanding	25,298
Additional paid-in capital	15,724,389
Stock subscription receivable	(156,300)
Accumulated deficit	(19,189,764)
TOTAL STOCKHOLDERS' DEFICIT	(3,586,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 69,641
The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

REVENUE	$ -	$ -	$ -	$ 1,996

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	1,996

EXPENSES:
Selling, general and administrative	97,624	18,055	294,192	371,969

TOTAL EXPENSES	97,624	18,055	294,192	371,969

LOSS FROM OPERATIONS	(97,624)	(18,055)	(294,192)	(369,973)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(127,441)	(100,920)	(199,969)	(235,413)

TOTAL OTHER INCOME (EXPENSE)	(127,441)	(100,920)	(199,969)	(235,413)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (225,065)	$ (118,975)	$ (494,161)	$ (605,386)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (225,065)	$ (118,975)	$ (494,161)	$ (605,386)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.010)	$ (0.006)	$ (0.024)	$ (0.033)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	21,548,021	19,720,548	20,298,021	18,125,994

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (494,161)	$ (605,386)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	402	803
Issuance of common stock for services and expenses	13,750	234,500
Issuance of warrants for services/financing costs	-	523
Changes in operating assets and liabilities:
Inventory	(20,034)
Accounts payable	(30,000)	12,999
Accrued expenses	(490,002)	137,392
Accrued interest	186,719	136,103

Net cash used in operating activities	(833,326)	(83,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable in exchange for accrued salaries	758,920	-
Conversion of advances to notes payable	22,500	-
Advances (to)from related parties, net	40,705	66,807
Issuance of stock to convert advances	11,250	-
Proceeds from the sale of common stock	-	14,846

Net cash provided by financing activities	833,375	81,653

INCREASE (DECREASE) IN CASH	49	(1,413)

CASH, Beginning of period	1	1,518

CASH, End of period	$ 50	$ 105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 199,969	$ 235,413
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

         Basis of Presentation

         ---------------------

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the nine months ended September 30, 2006 of  $494,161  and at  September  30,  2006,  had an accumulated  deficit of $19,086,071  and a working  capital  deficit of $3,635,934. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

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

         Use of Estimates

         ----------------

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of September 30, 2006, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

         Fair Value of Financial Instruments

         -----------------------------------

For certain of the Company's  financial  instruments,  including  cash, accounts  payable,  accrued  expenses,  accrued  interest,  license fee payable and advances from  related parties,  the carrying  amounts  approximate fair value due to their short  maturities.  The amounts shown for notes payable also approximate fair value because current interest rates and terms  offered to the Company for similar  debt are  substantially  the same.

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

         Earnings (Loss) Per Share

         -------------------------

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the nine months ended September 30,  2006  and  2005  because  the  effect  would  have  been  anti-dilutive:

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

         Comprehensive Loss

         ------------------

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the  financial  statements.  For the nine months ended  September 30, 2006 and 2005,  the  Company  does  not  have  items  that   represented   other comprehensive  income  and,  accordingly,   has  not  included  in  the statement of stockholders' equity the change in comprehensive loss.

         Minority Interest

         -----------------

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of September 30, 2006 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The accompanying  consolidated  statements of operations for the nine months ended September 30, 2006 and 2005 do not reflect the minority interest's share of Legend  Studios'  losses for said years as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of September 30, 2006 or September 30, 2005 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the nine months ended  September 30, 2006 or September 30, 2005 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2006 or 2005 as the related accrual would result in the Company's recordation of a minority interest receivable.

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

In  December  2004,   the  FASB  issued  SFAS  No.153,   "Exchanges  of Non monetary  Assets,

an amendment of APB Opinion No. 29, Accounting for Non monetary Transactions." The amendments made by SFAS 153 are based on the principle that  exchanges of non-monetary  assets should be measured based  on  the  fair  value  of  the  assets  exchanged.  Further,  the amendments eliminate the narrow exception for non-monetary  exchanges of similar  productive  assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial  substance. Previously,  Opinion 29 required that the accounting for an exchange of a  productive  asset for a similar  productive  asset or an  equivalent interest in the same or similar productive asset should be based on the recorded  amount of the asset  relinquished.  Opinion  29  provided  an exception to its basic measurement principle (fair value) for exchanges of  similar  productive  assets.  That  exception  required  that  some non-monetary  exchanges,   although  commercially  substantive,   to  be recorded on a carryover  basis.  By focusing the exception on exchanges that lack commercial substance,  the FASB believes SFAS No.153 produces financial  reporting that more  faithfully  represents the economics of the  transactions.  SFAS  No.153 is  effective  for  non-monetary  asset exchanges  occurring in fiscal periods  beginning  after June 15, 2005.  Earlier  application  is  permitted  for  non-monetary  asset  exchanges occurring in fiscal periods  beginning after the date of issuance.  The provisions of SFAS No.153 shall be applied  prospectively.  The Company has  evaluated  the impact of the  adoption  of SFAS 153,  and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Note 2 - Fixed Assets

        Fixed assets at September 30, 2006 consisted of the following:

                  Computer equipment              $    49,478

                  Furniture and fixtures                     3,452

                                                                    -----------

                                                                        52,930

                  Less accumulated depreciation   (51,561)

                                                                   -----------

                           Total                              $      1,369

                                                             ===========

 Depreciation expense for the six months ended June 30, 2006 was $268.

Note 3 - Investment in/Consolidation of Legend Credit, Inc.

On April 1, 2003, the Company's CEO, Mr. Peter Klamka,  contributed the rights to an affinity credit card business at his historical cost basis of  $37,000  to  Legend  Credit.  Mr.  Klamka's  contribution  has been determined  pursuant to  Accounting  Principles  Board  Opinion No. 29, "Non-monetary  Transactions,"  using his cost  basis in the investment, which is the most  readily  determinable  cost.  In  exchange  for this contribution,  Legend  Credit  issued to Mr. Peter  Klamka,  60% of the issued and outstanding shares of common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible  preferred stock that were valued at $22,200 and $14,800, respectively, pro rata based on the percentage of interest  owned.  Effective  October 1, 2004,  Mr. Klamka contributed  an additional 10% interest in Legend Credit to the Company at was valued at $3,700  (10% of  $37,000,  the  original  value of the affinity credit card  business).Mr.  Klamka received  147,775 shares of the Company's Series C convertible preferred stock in exchange for this contribution.   Effective   October  1,  2004,   the   Company   began consolidating  the  operations  of  Legend  Credit.

Note 4 - Accrued Expenses

         Accrued expenses at September 30, 2006, consist of the following:

               Michael Jordan settlement                $    655,908

               Accrued legal judgment                           31,000

              ------------

            $   686,908

         =========

Note 5 - Notes Payable - Related Party

As of September 30, 2004,  the Company  converted  $291,000(now $288,496) of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  In 2006, the Company converted an additional $25,000 of accrued salary to Mr. Klamka into a note and added it to the current note payable As of September 30, 2006, accrued interest related to this note amounted to $121,828.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of September 30, 2006 aggregated to $22,875.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of June 30, 2006, $125,000 of these notes and accrued  interest of $83,334 are still  outstanding. These notes are in default at September 30, 2006.

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

In September  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of September 30, 2006  amounted  to  $166,666.  This note is in default at September 30, 2006.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at September 30, 2006.

Note 7 - Advances to/from related parties

In 2004,  the  Company's  CEO  advanced an  additional  $269,687 to the Company.  During 2004, $291,000($288,496 - September 30, 2006) of these advances were converted into a note payable (see Note 5).

As at September 30, 2006, the Company’s CEO advanced a total of $ 88,950 to the Company.  These advances are non-interest bearing, unsecured and have no fixed terms of repayment.

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

In 2006 the Company issued 5,000,000 shares of common stock to retire advances made by a third party for a total consideration of $25,000.

Note 10 - Commitments and Contingencies

         Litigation

         ----------

Legend  Studios,  Inc. vs. Quorum Radio  Partners,  Inc.,  Quorum Radio Partners of Virginia, Inc. and Quorum Communications, Inc.

Legend Studios lawsuit arises from  defendants'  breach of the parties' Asset Purchase  Agreement and Time Brokerage  Agreement that govern the sale,  programming,  operations  and revenues of certain radio stations (KELE-AM,  KELE-FM, WIQO, WKEY and WKCI). Legend Studios seeks specific performance of the agreements,  as well as in excess of $1.5 million in damages.  Defendants have been served with the complaint,  but have not filed  answers  and may be subject to entry of  default.  Quorum  Radio Partners of Virginia,  Inc., however, filed a bankruptcy petition after being  served  with  the  complaint,   which  stays  Legend  Studios' proceedings solely against that entity.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2006, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

Since our inception, we have incurred significant losses and at September 30, 2006 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of "The Apprentice" gift card through Legend Credit, Inc.

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

Results of Operations

Three months ended September 30, 2006  vs. September 30, 2005

Revenue for the three months ended September 30, 2006 Stayed the same at zero

There cost of revenue stayed the same at zero.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $79,569 from $18,055 for the three months ended September 30, 2005 to $97,624  for the three months ended September 30, 2006. The increase in selling, general and administrative expenses is due to accrued salary

Interest expense and financing costs for the three months ended September 30, 2006 increased by $26,521 or 20% from $100,920 for the three months ended June 30, 2005 to $127,441 for the three months ended September 30, 2006.

Six months ended September 30, 2006 vs. September  30, 2005

Revenue for the nine months ended September 30, 2006 decreased by $1,996 or 100% from $1,996 for the nine months ended September 30, 2005 to $0  for the nine months ended September 30, 2005. We had no sales for the nine months ended September 30, 2006.

Cost of revenue for the nine months ended September 30, 2006 stayed the same. We incurred no costs of revenue during the nine months ended September 30, 2006 or September 30, 2005 as we did not generate any sales during this period.

Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased by $77,777 or 26% from $371,969 for the nine months ended September 30, 2005 to $294,192  for the nine months ended September 30, 2006. The significant decrease in selling, general and administrative expenses is due to reduced payment of certain professional fees with shares of the Company's stock. During the Nine months ended September 30, 2006, we issued 5,000,000 shares of common stock.

Interest expense and financing costs for the nine months ended September 30, 2006 decreased by $35,444 or18% from $235,413 for the nine months ended September 30, 2005 to $199,969 for the nine months ended September 30, 2006. We continue to accrue interest on our outstanding notes payable

Liquidity and Capital Resources

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2006, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

November 6, 2006

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

November 6, 2006

/s/ Peter Klamka

       Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 6, 2006	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer