Form 10KSB
period 2006-12-31
LEGEND MOBILE INC
filed 2007-04-09
CIK 1061169

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2006

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

Incorporation or organization)

244 Fifth Avenue, Suite  P203, New York, New York 10001

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 252-2459

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ÿ

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year: $ 492

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,217,881

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:25,298,021

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable words. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market stored value cards including gift cards bearing the Visa and MasterCard logo. Legend Credit intends to develop and market additional branded consumer payment products including debit cards, gift cards, and credit cards. We currently market a Mastercard debit card using the trademarks of “The Apprentice” television show. Through our 91% subsidiary, Legend Studios, Inc., (formerly Fragrancedirect.com Inc.), we entered into a local marketing agreement to operate, and an asset purchase agreement to purchase, seven radio stations in Virginia, West Virginia, and Missouri on June 30, 2004. These agreements became the subject of litigation in February 2005.

OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

We derive limited revenues from the sale of covers for mobile phones. Our suppliers require us to purchase these products and resell them to consumers and wholesalers. We created products under our licenses from athletes, entertainers, and popular trademarks. The licenses have expired. We previously sold  NASCAR-themed, SMS-based text messaging service called "Racemobile.com". We also are seeking to sell mobile application software either via over-the-air download or bundled with a particular mobile phone. We intend to relaunch this service under a new title called Racefone.com. We currently own the domain name www.racefone.com. We intend to broaden the spectrum of content offerings beyond NASCAR racing to other forms of motorsports.

We also intend to market premium SMS services through short codes. Short codes are special telephone numbers that are designed to be shorted to read out and easier to remember. Short codes are unique to each operator. We expect to use short codes to develop value added services such as television voting and order premium content. We expect to bill at a higher rate for these services.

SALES OF STORED VALUE CARDS

Through Legend Credit, we offer branded stored value cards directly to consumers. According to a recent study by the American Bankers Association, the market for stored value cards is estimated at $300 billion annually.

In 2005, we entered into a license agreement with  Mark Burnett Productions for the rights to the popular TV snow “ The Apprentice” for debit cards, prepaid credit cards, and gift cards.  We currently market a Mastercard gift card using “The Apprentice” trademarks  through the Internet on the website, www.apprenticecard.com. The card went on sale in December 2006. Cards are available in denominations of $25, $50, and $100.

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

Global Cash Card provides our card products. Global Cash Card is a distributor of card products through First Regional Bank. Cards issued in association with Global Cash Card can be reloaded at any of the 3,000 Ace Cash Express centers around the country. The ease of card loading is one of the key drivers of card profitability.

Card revenue is generated by a fee for each card sold, a percentage of the fees charged to consumers for activities such as balance inquiries, cash advances and ATM withdrawals, interchange fees, lost and stolen card fees, card load fees, and monthly maintenance fees. Each card program depending on the target audience, requirements of the licensor, and product type has some or all of these fees. These fee schedules vary based on the type of card product such as a gift card or a reloadable debit card.

In addition to the gift market, there are approximately 60 million Americans who do not have traditional bank accounts and consequently are potential customers for prepaid products. We are also directing our products towards the teen audience  and the unbanked who do not have access to traditional credit card products.

We believe the nature of the brand “The Apprentice” also lends itself to corporate promotions,  sales incentive, and other premiums for the business to business market. We anticipate marketing efforts in this sales channel in the future.

MARKETING AND PROMOTION OF MOBILE PHONE PRODUCTS

We continually evaluate numerous ways to reach our potential customers and to promote our products. We intend  to promote our products through the following means:

-Alternative ways of advertising such as My Space and You Tube;

-Free products and promotions to early adopters and key influencers;

-Sponsorship of events and onsite marketing to reach targeted demographics.

MARKETING AND PROMOTION OF STORED VALUE CARDS

We evaluate numerous ways to reach potential customers to promote our stored-value products. We intend to promote our products through a number of avenues including:

1. Affinity relationships. We seek to develop products under license by recognized personalities, brands, or affinity groups that have a large base of customers to market to. Our card products are designed to appeal to a specific segment of the market with customized designs, promotions, and fee schedules.

2. Co-marketing with brand partners and other licensees.

3. Public Relations. We anticipate adopt a very aggressive posture towards public relations for the launch of our card products.

4. Internet Marketing. We employ from time to time a firm to promote the card products through the Internet on popular web sites. We marketed the launch of the Apprentice card on a community site located at www.myspace.com/apprenticecard.

5. Gift with Purchase. We recently entered into a promotional agreement with a leading publisher of magazines that will allow us to offer our cardholders and potential cardholders a year long subscription to popular magazines with the purchase of one of our stored value cards. We expect to continue our magazine promotions and other gift with purchase on future cards.

6. Contests. We will look to  barter cards with specific dollar amounts in exchange for advertising time on television, radio, and on popular teen sites.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2006, we had an accumulated deficit of $19,328,151. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2006, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2006, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2006 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

WE NEED TO RAISE ADDITIONAL FUNDS TO FUND OUR BUSINESS OPERATIONS.

We need to raise additional funds because our cash flows have proven to be insufficient to fund operations, including our obligations to pay minimum royalties under our licensing agreements. Additionally, we have several mobile phone licenses which may require additional payments. Several of our trade creditors and licensors have outstanding balances and may elect to sue to recover their amounts owed. Management feels that these can be defended or settled on favorable terms. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. We may raise funds through equity or debt financings, depending on our opportunities. If we raise additional funds by issuing equity securities, this will further dilute the interests of our current stockholders. If we raise additional funds by issuing debt securities, we will be subject to the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that our existing stockholders will provide any portion of our future financing requirements

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MOBILE PHONE, MOBILE ACCESSORY, MOBILE DATA AND GAMING, AND OPERATING SYSTEM SOFTWARE MARKETS. THIS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

We have not entered into an employment agreement with Mr. Klamka and Mr. Klamka has not entered into any agreement restricting his involvement in a business which competes with us. As a result, Mr. Klamka is an employee-at-will and has the right to leave us at any time. Mr. Klamka has informed us that he intends to devote a portion of his working time to our business and that he also intends to devote a portion of his time to other business interests that do not compete with our business. In addition, Mr. Klamka is not restricted from entering into a competing business after the term of his employment with us; provided, however, that he would not be permitted to use proprietary information and trade secrets belonging to us. Our success will also be dependent upon our ability to hire and retain marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain additional qualified personnel. The loss of our Chief Executive Officer’s service would have a material adverse effect on us .

EMPLOYEES

As of December 31, 2006, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

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

On June 14, 2005, Betty Brown Revocable Trust (the “Trust”) by and through Betty Brown, trustee, Betty Brown individually, and Nancy Larson filed suit in the Iowa District Court for Polk County, Iowa, against Legend Mobile and Peter Klamka, our CEO.  On January 10, 2007, the case against Legend Mobile and Peter Klamka was dismissed.

There are several judgments against our company that could effect our operations.

We are a plaintiff in a case against Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc, and Quorum communications, Inc. and we expect to secure a default judgment. See “Radio Acquisitions,” above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the NASD Electronic Bulletin Board under the symbol LGMB. Prior to July 5, 2002, it was quoted under the symbol PTMN. The following table sets forth the range of high and low bid quotations for each of the prior eight fiscal quarters. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2005.......................       $   0.15         $   0.04

June 30, 2005........................       $   0.12         $   0.05

September 30, 2005...................       $   0.06         $   0.03

December 31, 2005....................       $   0.03         $   0.02

March 31, 2006.......................       $   0.06         $   0.06

June 30, 2006........................       $   0.08         $   0.08

September 30, 2006...................       $   0.04         $   0.039

December 31, 2006....................       $   0.05         $   0.04

On April 4, 2007, the closing bid price for the common stock on the OTC Bulletin Board was $0.03.

HOLDERS

As of March 31, 2007 there were 137 record holders of our common stock. This does not include shares held in street names.

DIVIDENDS

Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

In January 2007 we sold 5,742,250 shares to Quarterback Development LLC, a Michigan limited liability company  in partial satisfaction of a $400,000 note payable that we issued in September 2002. The shares were valued at $.005 per share, thereby satisfying $28,711.25 of the note payable. This offering and sale of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, Quarterback Development LLC had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

Since our inception, we have incurred net losses of $19,328,151  and at December 31, 2006 current liabilities exceeded current assets by $3,724,764. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the Apprentice card through Legend Credit, Inc.

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

Our business model is to grow in the area of mobile content and debt cards. This business model includes seeking to obtain licenses with well-known motor entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

We are developing a premium mobile phone service called Racefone.com. We intend to develop mobile phone content aimed at fans of motorsports.

We currently market a Mastercard gift card using the trademarks of “The Apprentice” television show.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2006.

Results of Operations

Year ended December 31, 2006 vs. December 31, 2005

Revenue for the year ended December 31, 2006 decreased by $ 1,504 or 75 % from $1,996  for the year ended December 31, 2005 to $492 for the year ended December 31, 2006. Revenue for the year ended December 31, 2004 was principally from sale of the Hello Kitty Debit card. Revenue for the year ended December 31, 2006 was from sales of the Apprentice Debit card .

Cost of revenue for the year ended December 31, 2006 stayed the same  from $0 for the year ended December

31, 2005 to $0 for the year ended December 31, 2006. This is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 0% and 0% for the year ended December 31, 2006 and 2005, respectively.

Product development costs for the year ended December 31, 2006 increased from $0 for the year ended December 31, 2005 to $1,450 for the year ended December 31, 2006. This is related to the Apprentice Debit card

Selling, general and administrative expenses for the year ended December 31, 2006 decreased by $182,480 or 38% from $477,111 for the year ended December 31, 2005 to $294,631 for the year ended December 31, 2006. A majority of selling, general and administrative expenses in 2006 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2006 increased by $21,455 or 7% from $267,316 for the year ended December 31, 2005 to $288,771  for the year ended December 31, 2006. The difference is principally due to interest on notes payable

Equity loss in Legend Credit, Inc. was $0 for the year ended December 31, 2005. We own a 50% interest in Legend Credit, who started selling Hilary Duff Visa gift card in October 2003, and the Hello Kitty Debit MasterCard in September 2004. We account for Legend Credit using the equity method and have recorded 50% of Legend Credits loss in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2006, we raised $0 from the sale of our common stock .

We have incurred net losses since our inception of $19,328,151. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 38 Chairman of the Board, CEO, President, Treasurer & Secretary

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

Mr. Klamka is involved in other business ventures, including the ownership and management other private businesses.  Mr. Klamka is the President and CEO of GiraSolar Inc., a publicly reporting company that is involved in the solar energy industry.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors currently serves as our audit committee. The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

Our one board member and audit committee member is not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial  expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that the member of the audit committee is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial  statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2006     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                    2005     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2005 and 2006, Mr. Klamka was not paid any of his salary; the total of $175,000 per year has been accrued.

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provide for the grant of options to purchase up to an aggregate of 1,150,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2006, no options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 31, 2007 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                      Number  of  Shares                                                                 Percentage  of

Name  and  Address     Beneficially  Owned               Class                                             Class(1)

- ------------------             -------------------                      -----                                                 --------

Peter  Klamka                  850,000                               Series  B  preferred  stock(2)            100%

                                         147,775                               Series  C  preferred  stock(3)            100%

                                       1,240,500(4)                         Common                                             6.1%

(1)  Figures based on an estimated 20,298,021 shares of common stock outstanding as of December 31, 2006.

(2)  Series B preferred stock is entitled to 10 votes per share.

(3)  Series C preferred stock is entitled to 100 votes per share.

(4)  Includes 1,125,000 currently exercisable options to purchase 1,125,000 shares of the Company's common stock, and 115,500 currently exercisable warrants to purchase 115,500 shares of the Company's common stock. The number of common shares beneficially owned does not include 1,884,174 shares transferred by Mr. Klamka to a limited liability company owned and controlled by members of Mr. Klamka's family.

EQUITY COMPENSATION PLANS

As of December 31, 2006, our equity compensation plans were as follows:

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

None

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

       10.8         License Supply and Distributor Agreement between PTN Media, Inc. and Motorola, Inc. dated

                    February 25, 2002 (6)

------------------- --------------------------------------------------------------------------------------------------

       10.9         License Amendment between PTN Media, Inc. and Christina Aguilera (6)

------------------ --------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

       31.1         Rule 13a-14(a) Certification of the principal executive officer and the principal financial officer (7)

------------------- --------------------------------------------------------------------------------------------------

       32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

                    Sarbanes-Oxley Act of 2002 of the principal executive officer and the principal financial officer (7)

------------------- --------------------------------------------------------------------------------------------------

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2006 and 2005, our principal accountants have billed approximately $45,000 and approximately $40,000, respectively, for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

There were no fees billed for the fiscal years ended December 31, 2006 and 2005, for tax compliance, tax advice, and tax planning services.

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

LEGEND MOBILE, INC.

Date: April 11, 2007 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)         April 11, 2007

Peter Klamka

Legend Mobile, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006 and 2005

F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

F-3

Consolidated Statement of Stockholders' Deficit from December 31, 2004 to December 31, 2006

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

F-5 - F-6

Notes to the Consolidated Financial Statements

F-7

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

  LEGEND MOBILE, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Legend Mobile, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations,   stockholders’ (deficit),  and cash flows  for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these  financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Legend Mobile, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri

March 23, 2007

Member:  American Institute of Certified Public Accountants

 Registered:  Public Company Accounting Oversight Board  (PCAOB)

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
CURRENT ASSETS:
Cash	$ 386	$ 1
Inventory	20,034	-

TOTAL CURRENT ASSETS	20,420	1

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(51,695)	(51,159)

NET FIXED ASSETS	1,235	1,771

GOODWILL	-	48,188

TOTAL ASSETS	$ 21,655	$ 49,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 194,635	$ 224,635
Accrued expenses	686,908	1,176,910
Accrued interest	772,530	497,009
License fees payable	200,000	200,000
Due to related parties	79,730	59,526
Advances from an officer	88,950	44,350
Notes payable	676,250	676,250
Note payable - officer	288,496	288,496
Note payable - other	758,920	-
TOTAL CURRENT LIABILITIES	3,746,419	3,167,176

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.01 par value; 75,000,000 shares

authorized;25,298,021( December 31, 2005 - 20,298,021) shares issued	25,298	20,298
and outstanding
Additional paid-in capital	15,724,389	15,704,389
Stock subscription receivable	(156,300)	(156,300)
Accumulated deficit	(19,328,151)	(18,695,603)

TOTAL STOCKHOLDERS' DEFICIT	(3,724,764)	(3,117,216)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 21,655	$ 49,960

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2004 TO DECEMBER 31, 2006
				Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	2,225	$ 22	850,000	$ 8,500	$ 147,775	$ 1,478

Shares issued for cash	-	-	-	-	-	-
Fair value of warrants issued
as penalty	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2005	2,225	22	850,000	8,500	147,775	1,478
Shares issued in payment of
professional services	-	-	-	-	-	-
Shares issued for cash	-	-	-	-	-	-
Shares issued for services rendered
Fair value of warrants issued
as penalty	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance - December 31, 2006	2,225	$ 22	850,000	$ 8,500	147,775	$ 1,478
			Additional
	Common Stock		Paid-In	Shareholder	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2004	16,513,721	$16,513	$15,458,305	$ (156,300)	$(17,953,172)	$ (2,624,654)
Shares issued in payment of
professional services	1,700,000	1,700	160,300	-	-	162,000
Shares issued for cash	834,300	835	14,011	-	-	14,846
Shares issued for services rendered	1,250,000	1,250	71,250	-	-	72,500
Fair value of warrants issued	-	-	-	-	-	-
as penalty	-	-	523	-	-	523
Net Loss	-	-	-	-	(742,431)	(742,431)

Balance - December 31, 2005	20,298,021	20,298	15,704,389	(156,300)	(18,695,603)	(3,117,216)
Shares issued in payment of notes
and interest	5,000,000	5,000	20,000	-	-	25,000
Net Loss	-	-	-	-	(632,548)	(632,548)

Balance - December 31, 2006	25,298,021	$ 25,298	15,724,389	$ (156,300)	$(19,328,151)	$ (3,724,764)

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2006	2005

REVENUE	$ 492	$ 1,996

COST OF REVENUE	-	-

GROSS PROFIT	492	1,996

EXPENSES:
Selling, general and administrative	294,631	477,111
Impairment of goodwill	48,188	-
Product development	1,450	-

TOTAL EXPENSES	344,269	477,111

LOSS FROM OPERATIONS	(343,777)	(475,115)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(288,771)	(267,316)
Equity loss in Legend Credit, Inc.	-	-
Other income (expense), net	-	-

TOTAL OTHER INCOME (EXPENSE)	(288,771)	(267,316)

LOSS BEFORE PROVISION FOR INCOME TAXES	(632,548)	(742,431)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (632,548)	$ (742,431)

BASIC AND DILUTED LOSS PER
COMMON SHARE	24,464,688	19,449,984

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (0.02)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (632,548)	$ (742,431)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	536	667
Impairment of goodwill	48,188
Issuance of common stock for services and expenses	13,250	234,500
Issuance of warrants for services/financing costs		523
Issuance of stock to pay down note payable	11,750	-
Changes in operating assets and liabilities:
Inventory	(20,034)	-
Accounts payable	(30,000)	42,999
Accrued expenses	-	87,393
Accrued salary	-	75,000
Accrued interest	275,521	202,776

Net cash used in operating activities	(333,337)	(98,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment from operating agreement	-	-
Advances to related parties	-	(2,504)

Net cash provided by financing activities	-	(2,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	20,204	59,526
Advances from an officer	44,600	25,188
Note payable issued for salary expense	268,918	-
Proceeds from the sale of common stock	-	14,846

Net cash provided by financing activities	333,722	99,560

INCREASE (DECREASE) IN CASH	385	(1,517)

NET CASH USED IN DISCONTINUED OPERATIONS	-	-

CASH, Beginning of period	1	1,518

CASH, End of period	$ 386	$ 1

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ 288,771	$ 267,316
Income taxes paid	-	-

Note payable issued to reduce accrued expenses	$ 490,002	-

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

In July 1999,  the  Company  formed  Legend  Studios,  Inc.  (formerly FragranceDirect.com,   Inc.)  ("Legend  Studios"),   a  majority  owned subsidiary.  Through this entity, the Company sold fragrance products over the Internet.  On June 28, 2004,  the Company,  through its Legend Studios  subsidiary,  entered  into a  definitive  agreement  to  begin operating seven radio stations owned by Quorum Radio Partners, Inc. and Quorum  Radio  Partners  of  Virginia,  Inc.  Under  the  terms  of the agreement,  Legend Studios will operate for a 12-month term,  beginning July 1, 2004,  seven  stations  located in Virginia,  West Virginia and Missouri.  Legend  Studios paid  $50,000  pursuant to the terms of this agreement to operate the ratio stations  which is being  amortized over for a 12-month  period.  In the 4th quarter of 2004, the Company claims that the  owners of the radio  stations  failed to honor the  operating agreement  by  failing  to allow  the  Company  to  control  the  radio stations. As a result, the Company has expensed the unamortized portion of  the  $50,000  payment  pursuant  to  the  operating  agreement  and discontinued the recognition of revenue since the Company was no longer able to control the radio operations. (See Note 12).

Basis of Presentation

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December  31, 2006 of  $632,548  and at  December  31,  2006,  had an accumulated  deficit of $19,328,151 and a working  capital  deficit of $3,725,999. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

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

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent  with  the  methodology  prescribed  by SFAS  No.  123,  the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2006 and 2005:

2006

2005

Net loss

As reported

          $(584,360)   $(742,431)

Compensation recognized under APB 25

-

       -

Compensation recognized under SFAS 123

-

       -

            -----------    -----------

Pro forma

          $(584,360)   $(742,431)

         Basic and diluted loss per common share:

           As reported

          $     (0.02)    $     (0.04)

           Pro forma

          $     (0.02)    $     (0.04)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of December 31, 2006, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

Fair Value of Financial Instruments

For certain of the Company's  financial  instruments,  including  cash, inventory, accounts  payable,  accrued  expenses,  accrued  interest,  license fee payable, advances to related parties, and advances from an officer,  the carrying  amounts  approximate fair value due to their short  maturities.  The amounts shown for notes payable also  approximate fair value because current interest rates and terms  offered to the Company for similar  debt are  substantially  the same.

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive  Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented

Fixed Assets

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

    2006          2005

Conversion of Series A preferred stock

                   44,500           44,500

Conversion of Series B convertible preferred stock

              8,500,000      8,500,000

Conversion of Series C convertible preferred stock              14,777,500    14,777,500

Stock options issued to employees and consultants

under the Company's stock option plan

                1,150,000     1,150,000

Warrants issued to officers

  231,000        231,000

Warrants issued for services

    50,000          50,000

Warrants issued with notes

  100,000        100,000

Warrants issued for penalty/interest

  234,000        234,000

Warrants issued with note conversion3

                   300,000        300,000

              25,387,000    25,387,000

Minority Interest

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

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of December 31, 2006 or December 31, 2005 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the year ended  December  31, 2006 or December 31, 2005 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2006 or 2006 as the related accrual would result in the Company's recordation of a minority interest receivable.

Recently Issued Accounting Pronouncements

In May 2005,  the FASB issued SFAS No.  154,  "Accounting  Changes and Error Corrections",  which  replaces APB Opinion No. 20,  "Accounting Changes",  and SFAS No. 3,  "Reporting  Accounting  Changes in Interim Financial  Statements - An Amendment of APB Opinion No. 28".  SFAS No. 154 provides  guidance on the  accounting for and reporting of changes in accounting principles and error corrections.  SFAS No. 154 requires retrospective  application  to prior period  financial  statements  of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140,

"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for  Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent  measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is  currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

Note 2 - Fixed Assets

Fixed assets at December 31, 2006 consisted of the following:

Computer equipment

$    49,478

Furniture and fixtures

        3,452

      52,930

Less accumulated depreciation

     (51,695)

Net Fixed Assets

               $        1,235

Depreciation expense for the years ended December 31, 2006 and 2005 was $536 and $668, respectively.

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

Note 4 - Accrued Expenses

Accrued expenses at December 31, 2006, consist of the following:

Michael Jordan settlement

$   655,908

Accrued legal judgment

       31,000

 $  686,908

Note 5 - Notes Payable - Related Party

As of September 30, 2004,  the Company  converted  $291,000 of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  As of December  31,  2006, accrued interest related to this note amounted to $137,498.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of December 31, 2006 aggregated to $31,000.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of

December 31, 2006, $125,000 of these notes and accrued  interest of $92,709 are still  outstanding. These notes are in default at December 31, 2006.

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

In September  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of December  31,  2005  amounted  to  $173,333.  This note is in default at December 31, 2006.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at December 31, 2006.

Note 7 - Advances to/from related parties

In 2004,  the  Company's  CEO  advanced an  additional  $269,687 to the Company.  During 2004, $291,000 of these advances were converted into a note payable (see Note 5).

As of December 31, 2006, the Company received additional advances of  $44,600 for its CEO bringing the total additional advances to the Company of $88,950.  These advances are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 8 – Notes Payable - Other

During the year the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $79,687.

Note 9 - Profit Participation Obligation

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

Due to the  lack of  communication  with  the  holder  of  this  profit participation  obligation and the Company has  discontinued the sale of Palm  products  and does not expect to sell them in the future.  During 2004 the  Company  removed  the  profit  participation  obligation  and recorded a corresponding increase to additional paid in capital.

Note 10 - Stockholders' Deficit

 Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock  ("Series  A")  authorized  of which 2,225  shares are issued and outstanding  at  December  31,  2006  Each  share  of  Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at December 31, 2006.

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

The Company has 147,775  shares of $0.01 par value Series C Convertible Preferred  Stock  authorized  of which  147,775  shares  are issued and outstanding at December 31, 2006.

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

In February 2006, the Company issued 5,000,000 of common stock to retire $25,000 in notes and interest payable.

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

         The following is table summarizes the options and warrants outstanding:

                                              Weighted-               Weighted-

                                   Stock     Average                 Average

                                   Option     Exercise                Exercise

                                    Plan        Price      Warrants     Price

Balance, December 31,

2006  and 2005    1,150,000   $  0.10     915,000    $    0.78

Exercisable, December

31, 2006 and 2005

              1,150,000   $  0.10     915,000   $    0.78

The weighted average remaining  contractual life of options outstanding issued under the Plans is 4.32 years at December 31, 2006. The exercise price  for all  options  outstanding  under the  Stock  Option  Plan at December  31,  2003 is $0.10.  In April  2003,  the  Company  re-priced 800,000  vested  option and  warrants  and took a charge to earnings of $66,655 as a result of this  re-pricing  No  compensation  expense  was recognized as a result of the issuance of stock options during the year ended  December 31, 2003.  There were no options issued during the year ended December 31, 2006.

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

The weighted average remaining contractual life of warrants outstanding is 37 years at December 31, 2006.  The exercise price for the warrants outstanding at December 31, 2005 range from $0.10 to $1.13.

Note 11 - Income Taxes

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2006 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$   5,751,000

                   Equity instruments issued for compensation

        958,500

             Total deferred tax assets

     6,709,500

                   Less valuation allowance

   (6,709,500)

$         --

For the year ended  December 31, 2006,  the Company had federal and state net  operating loss   ("NOL")   carryforwards   of   approximately   $16,025,000   and $14,500,000,  respectively.  Federal NOLs could,  if unused,  expire in varying amounts in the years 2012 through 2020.  State NOLs, if unused, could expire in varying amounts from 2012 through 2020.

The valuation  allowance increased by $584,360 and $742,431 during 2006 and 2005,  respectively.  The  Company  has  provided a 100%  valuation allowance  on the  deferred  tax assets at December  31, 2006 to reduce such asset to zero,  since there is no assurance  that the Company will generate  future taxable income to utilize such asset.  Management will review  this  valuation  allowance  requirement  periodically  and make adjustments as warranted.

The  reconciliation  of the  effective  income tax rate to the  federal statutory  rate for the years  ended  December  31, 2006 and 2005 is as follows:

2006         2005

----------   ----------

            Federal income tax rate

 (34.0%)      (34.0%)

            State tax, net of federal benefit

   (2.0%)       (2.0%)

            Equity instruments issued for compensation

  25.2%        27.9%

            Increase in valuation allowance

  11.8%          8.1%

            Effective income tax rate

     0.0%         0.0%

Note 12 - Commitments and Contingencies

Litigation

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2006, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

 Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this annual report on Form 10-KSB of LEGEND MOBILE, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 11, 2007
/s/ Peter Klamka Peter Klamka Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Legend Mobile, Inc., on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2006 fairly presents, in all material respects, the financial condition and result of operations of Legend Mobile, Inc.

/s/ Peter Klamka --------------------- Peter Klamka Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) April 11, 2007