Form 10QSB
period 2007-03-31
LEGEND MOBILE INC
filed 2007-05-21
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May  18, 2007 –25,298,021 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of March 31, 2007 (unaudited)

3

Consolidated Statements of Operations for the

three months ended March 31, 2007 and 2006 (unaudited)

4

Consolidated Statements of Cash Flows for the

three months March 31, 2007 and 2006 (unaudited)

5

Notes to Consolidated Interim Financial Statements (unaudited)

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

17

PART II.

OTHER INFORMATION

17

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2007
(UNAUDITED)
CURRENT ASSETS:
Cash	$ 79
Inventory	19,909
TOTAL CURRENT ASSETS	19,988
FIXED ASSETS - at cost
Computer and office equipment	11,376
Less: Accumulated depreciation	(10,275)
NET FIXED ASSETS	1,101

TOTAL ASSETS	$ 21,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 190,635
Accrued expenses	686,908
Accrued interest	861,332
License fees payable	200,000
Due to related parties	174,371
Notes payable	1,435,170
Note payable - officer	288,496

TOTAL CURRENT LIABILITIES	3,836,912
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 25,298,021 issued and outstanding	25,298
Additional paid-in capital	15,724,389
Stock subscription receivable	(156,300)
Accumulated deficit	(19,419,210)

TOTAL STOCKHOLDERS' DEFICIT	(3,815,823)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 21,089

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

REVENUE	$ 165	$ -

COST OF REVENUE	125	-

GROSS PROFIT	40	-

EXPENSES:
Selling, general and administrative	2,297	30,475

TOTAL EXPENSES	2,297	30,475

LOSS FROM OPERATIONS	(2,257)	(30,475)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(88,802)	(48,959)

TOTAL OTHER INCOME (EXPENSE)	(88,802)	(48,959)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (91,059)	$ (79,434)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (91,059)	$ (79,434)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.004)	$ (0.004)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	25,298,021	20,298,021

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (91,059)	$ (79,434)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	134	134
Changes in operating assets and liabilities:
Inventory	125	-
Accounts payable	(4,000)	-
Accrued expenses	-	(25,000)
Accrued interest	88,802	48,959

Net cash used in operating activities	(5,998)	(55,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	-	68,130
Advances to(from) related parties, net	5,691	(2,250)

Net cash provided by financing activities	5,691	65,880

INCREASE (DECREASE) IN CASH	(307)	10,539

CASH, Beginning of period	386	1

CASH, End of period	$ 79	$ 10,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 88,802	$ 48,959
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile,  Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2007 are not necessarily  indicative of the results to be expected for the full year ending December 31, 2007.

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

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the three  months  ended March 31, 2007 and at Marchr 31, 2007, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generates  minimal revenue from its operations and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Accounting Policies

-------------------------

The accounting  policies  followed by the Company are set forth in Note 1 to the Company's  consolidated  financial  statements  included in its annual report on Form  10-KSB  for the year ended  December  31,  2006 and which is  incorporated herein by reference. Specific reference is made to this report for a description of the Company's  securities and the notes to the financial  statements included therein.

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of March 31, 2007,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the three months ended March 31, 2007 and 2006 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  March 31, 2007  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the three months ended March 31, 2007 do not reflect the minority interest's share of Legend Credits' losses for the three months ended March 31, 2007 as the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 2 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

---------------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible  Preferred Stock  authorized of which 2,225 shares are issued and  outstanding at March 31, 2007.  Each share of Series A can be converted  into 20 shares of common  stock. Series A shares have no voting rights.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Series B Convertible Preferred Stock

--------------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at March 31, 2007.

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

Series C Convertible Preferred Stock

--------------------------------------------

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at March 31, 2007.

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

NOTE 3 – EARNING(LOSS) PER SHARE

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the three months ended March 31, 2007 and 2006 because  the  effect  would  have  been  anti-dilutive:

    2007          2006

Conversion of Series A preferred stock

                   44,500          44,500

Conversion of Series B convertible preferred stock

              8,500,000     8,500,000

Conversion of Series C convertible preferred stock              14,777,500   14,777,500

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

(UNAUDITED)

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Since our inception, we have incurred significant losses and at March 31, 2007 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of "The Apprentice" gift card through Legend Credit, Inc.

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

Results of Operations

Three months ended March  31, 2007  vs. March 31, 2006

Revenue for the three months ended March 31, 2007 was $165 Compared to  zero For the period ended March 31, 2006

The cost of revenue for the three months ended March  31, 2007 was $1,125 Compared to  zero for the period ended March 31, 2006

Selling, general and administrative expenses for the three months ended March  31, 2007 decreased by $28,178 from $30,475 for the three months ended March  31, 2006 to $2,297 for the three months ended March  31, 2007.

Interest expense and financing costs for the three months ended March  31, 2007 increased by $39,843 or 81% from $48,959   for the three months ended March  31, 2006 to $ 88,802   for the three months ended March  31, 2007.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2007, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

31.1

Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MOBILE, INC.

May 21, 2007

By:

/s/ Peter Klamka

Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

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

May 21, 2007

/s/ Peter Klamka

 Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 21, 2007	By: /s/ Peter Klamka
Principal Executive Officer and
Principal Financial Officer