Form 10QSB
period 2007-06-30
LEGEND MOBILE INC
filed 2007-08-15
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007 –41,847,251 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June  30, 2007 (unaudited)

2

Consolidated Statements of Operations for the

three months ended June 30, 2007 and 2006 (unaudited)

4

Consolidated Statement of Stockholders’ Deficit for the

three months ended June 30, 2007 (unaudited)

5

Consolidated Statements of Cash Flows for the

three months ended June  30, 2007 and 2006 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT JUNE 30, 2007
(UNAUDITED)
CURRENT ASSETS:
Cash	$ 5
Inventory	19,909
TOTAL CURRENT ASSETS	19,914

FIXED ASSETS - at cost
Computer and office equipment	11,376
Less: Accumulated depreciation	(10,409)
NET FIXED ASSETS	967

GOODWILL	-

TOTAL ASSETS	$ 20,881

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 190,635
Accrued expenses	761,908
Accrued interest	950,133
License fees payable	200,000
Due to related parties	171,938
Notes payable	1,435,170
Note payable - officer	263,496

TOTAL CURRENT LIABILITIES	3,973,280
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 41,847,251 issued and outstanding	41,847
Additional paid-in capital	16,278,814
Stock subscription receivable	(156,300)
Accumulated deficit	(20,126,760)
TOTAL STOCKHOLDERS' DEFICIT	(3,952,399)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 20,881

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2007	2006	2007	2006

REVENUE	$ -	$ -	$ 165	$ -

COST OF REVENUE	-	-	125	-

GROSS PROFIT	-	-	40	-

EXPENSES:
Selling, general and administrative	618,749	262,076	621,045	292,551

TOTAL EXPENSES	618,749	262,076	621,045	292,551

LOSS FROM OPERATIONS	(618,749)	(262,076)	(621,005)	(292,551)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(88,802)	(48,958)	(177,604)	(97,917)

TOTAL OTHER INCOME (EXPENSE)	(88,802)	(48,958)	(177,604)	(97,917)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (707,551)	$ (311,034)	$ (798,609)	$ (390,468)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (707,551)	$ (311,034)	$ (798,609)	$ (390,468)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.028)	$ (0.015)	$ (0.032)	$ (0.019)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	25,298,021	20,298,021	25,298,021	20,298,021

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (798,609)	$ (390,468)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	542,474
Depreciation	268	268
Changes in operating assets and liabilities:
Inventory	125
Accounts payable	71,000	-
Accrued interest	177,604	97,917

Net cash used in operating activities	(7,138)	(292,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	-	56,351
Notes payable in exchange for accrued salaries - net	-	238,917
Advances (to)from related parties, net	6,757	(2,895)

Net cash provided by financing activities	6,757	292,373

INCREASE (DECREASE) IN CASH	(381)	90

CASH, Beginning of period	386	1

CASH, End of period	$ 5	$ 91

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 177,604	$ 97,917
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile, Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.  The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

The  Company is a  developer  and  marketer of branded  mobile  phone  products, including  faceplates,   phone  accessories,   SMS  services,  and  mobile  data applications.  Through the Company's 50% owned subsidiary,  Legend Credit,  Inc. (formerly PTN Wireless,  Inc. ("Legend  Credit"),  the Company also develops and markets stored value cards, including gift cards bearing the Visa and MasterCard logo.  Effective October 1, 2004, Mr. Klamka, the Company's CEO and 60% owner of Legend Credit,  contributed  an additional 10% interest in Legend Credit to the Company.  Legend Credit currently markets the Hello Kitty reloadable debit MasterCard card.  The Hello Kitty card is sold via www.hellokittycard.com. Hello Kitty is one of the most recognized animated characters in the world. Legend Credit  generates  revenues on the Hello Kitty Debit  MasterCard  card by charging  cardholders a suite of fees, including an initial processing fee of up to $14.95,  a monthly  fee of up to $2.95,  and an ATM  withdrawal  fee of up to $1.50.  The Company derives limited revenues from the sale of covers for mobile phones. The Company's suppliers require it to purchase these products and resell them to consumers and wholesalers.  The Company created products under its licenses from athletes, entertainers, and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The  Company  also is seeking to sell  mobile  application  software  either via over-the-air   download  or  bundled  with  a  particular  mobile  phone.  These applications may be sold as a subscription or as a single download.  The Company has entered into an agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for the licensing of ring tones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

In June 2007 the company introduced new SMS initiatives for specific vertical markets. The company unveiled four SMS services called Racefone.com, Hollywoodfone.com, Mmasms.com, and Poker2Cell.com.

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

Legend Credit signed a two-year license agreement with Mark Burnett  Productions to create gift cards,  debit cards,  and virtual  cards using the  trademarks of "The  Apprentice"  television  show,  including  the name and likeness of Donald Trump.  "The  Apprentice” premiered January 8, 2004, and immediately became a cultural phenomenon, scoring the highest ratings for any new series introduced throughout the 2003-04 season.  "The  Apprentice"  resumed its hot streak in the fall,  delivering  the  strongest  ratings  among  viewers  aged  18-49  of  any unscripted  series through the first half of the 2004-05  television  season and the third-highest average among viewers aged 18-49 for all series. The show also continues to deliver the strongest concentration on primetime network television of upscale viewers in such key categories as viewers aged 18-49 living in homes with incomes of $75,000 and more.  Legend Credit expects to market the cards in the third quarter of 2005.

In July 1999,   the   Company   formed,   Legend   Studios,   Inc.   (formerly FragranceDirect.com, Inc.) ("Legend  Studios"), a majority owned subsidiary. Through this entity, the Company sold fragrance products over the Internet.  On June 28, 2004,  Legend  Studios  entered  into a  definitive  agreement to begin operating seven radio stations owned by Quorum Radio  Partners,  Inc. and Quorum Radio  Partners  of  Virginia,  Inc.  Under the terms of the agreement, Legend Studios was to operate  for a 12-month term, beginning July 1, 2004, seven stations located in Virginia, West Virginia and Missouri.  Under this agreement, Legend Studios paid $50,000 for the right to operate the radio stations, and that amount is being amortized over a 12-month period. In February 2005, the Quorum entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend Studios’ acquisition of the stations. Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio  Partners,  Inc., Quorum Radio  Partners of Virginia,  Inc, and Quorum  Communications,  Inc. This lawsuit alleges that the defendants breached the asset purchase agreement and local marketing agreement. The  Company has expensed the unamortized  portion of the $50,000  payment that Legend Studios made under the operating  agreement and has  discontinued  recognition  of this  revenue,  given that the  Company is no longer able to control the radio operations.

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company incurred a net loss for the six  months ended June 30, 2007 and at June 30, 2007, had an accumulated deficit and a working capital deficit.  In addition, the Company generates minimal revenue from its operations and is in default on the payment of note payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Accounting Policies

-------------------------

The accounting  policies  followed by the Company are set forth in Note 1 to the Company's  consolidated  financial  statements  included in its annual report on Form  10-KSB  for the year ended  December  31,  2006 and which is  incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to the financial statements included therein.

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of June 30, 2007,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the six months ended June 30, 2007 and 2006 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  June 30, 2007  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the six months ended June 30, 2007 do not reflect the minority interest's share of Legend Credits' losses for the six months ended June 30, 2007 as the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation."  It applies  Accounting  Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related  interpretations  in  accounting  for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted  stock and options  issued to outside  third  parties.  The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the six months ended June 30, 2007 and 2006.

NOTE 3 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

---------------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible Preferred Stock authorized of which 2,225 shares are issued and outstanding at June 30, 2007.  Each share of Series A can be converted into 20 shares of common stock. Series A shares have no voting rights.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Series B Convertible Preferred Stock

--------------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at June 30, 2007.

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

The holders of the Series B shall vote on all matters with the holders of the common stock (and not as a separate class) on a ten vote’s per share basis.  The holders of the Series B shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

During 2003, the Company issued to Mr. Peter Klamka, the Company's CEO, 850,000 shares of Series B as consideration for the contribution of an affinity credit card business to Legend Credit.

Series C Convertible Preferred Stock

--------------------------------------------

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at June 30, 2007.

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

The holders of the Series C shall vote on all matters with the holders of the common stock (and not as a separate class) on a hundred vote’s per share basis. The holders of the Series C shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

During 2004, the Company issued to Mr. Peter Klamka, the Company's CEO, 147,775 shares of Series C as consideration for the contribution of an additional 10% ownership in Legend Credit.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock

------------------

During the quarter ended June 30, 2007 the Company issued 5,700,000 shares of stock at $.005 to retire debt to a director and related party.  Additionally the Company issued 10,750,230 to various consultants for services rendered totaling $542,474.

NOTE 4 – EARNING(LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the six months ended June 30, 2007 and 2006 because  the  effect  would  have  been  anti-dilutive:

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any; FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No.108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s condensed consolidated financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe it will have an impact on its consolidated financial statements.

Results of Operations

Three months ended June  30, 2007  vs. June 30, 2006

Revenue for the three months ended June 30, 2007 was $0, compared to $0 for the same period ended June 30, 2006

The cost of revenue for the three months ended June 30, 2007 was $0 compared to $0 for the period ended June 30, 2006

Selling, general and administrative expenses for the three months ended June 30, 2007 increased by $356,627 or approximately 136% from $ 262,076 for the three months ended June 30, 2006 to $618,749 for the three months ended June 30, 2007. This was due to the issuance of stock to pay for employee expenses.

Interest expense and financing costs for the three months ended June 30, 2007 increased by $39,844 or 81% from $48,958, for the three months ended June 30, 2006 to $88,802 for the three months ended June 30, 2007.

Six months ended June 30, 2007 vs. June 30, 2006

Revenue for the six months ended June 30, 2007 increased by $165 or 165% from $0 for the six months ended June 30, 2006 to $165 for the six months ended June 30, 2007.

Cost of revenue for the six months ended June 30, 2007 increased by $125 or 125% form $0 for the six months ended Jun 30, 2006 to $125 For the Six months ended June 30, 2007.

Selling, general and administrative expenses for the six months ended June 30, 2007 increased by $328,494 or 122% from $292,551 for the six months ended June 30, 2006 to $621,045  for the six months ended June 30, 2007. The significant increase in selling, general and administrative expenses is due to  payment of certain professional fees with shares of the Company's stock.

Interest expense and financing costs for the six months ended June 30, 2007 increased by $79,687 or 81% from $97,917 for the six months ended June 30, 2006 to $177,604 for the six months ended June 30, 2007. We continue to accrue interest on our outstanding notes payable

Liquidity and Capital Resources

During 2003, our CEO, Peter Klamka advanced to us a total of $40,476. During the nine months ended March 31, 2004, Mr. Klamka advanced to us an additional $279,534, of which $89,591 was advances to Legend Credit. As of March 31, 2004, we converted $291,000 of these advances into a note payable that bears interest at 21% per annum and is payable upon demand.

We have incurred net losses since our inception of $18,228,480. The company current relies on loans from its officer or third parties to meet operating expenses.  The company will need to raise additional funds to remain in business.

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

August 15, 2007

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

August 15, 2007

/s/ Peter Klamka

           Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2007	By: /s/ Peter Klamka
Principal Executive Officer and
Principal Financial Officer