Form 10QSB
period 2007-09-30
LEGEND MOBILE INC
filed 2007-11-13
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September  30, 2007 50,527,251 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of September  30, 2007 (unaudited)

2

Consolidated Statements of Operations for the

three months ended September 30, 2007 and 2006 (unaudited)

4

Consolidated Statements of Cash Flows for the

three months ended September  30, 2007 and 2006 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2007
(UNAUDITED)

CURRENT ASSETS:
Cash	$ 9
Inventory	19,909

TOTAL CURRENT ASSETS	19,918

FIXED ASSETS - at cost
Computer and office equipment	11,376
Less: Accumulated depreciation	(10,543)

NET FIXED ASSETS	833

GOODWILL	-

TOTAL ASSETS	$ 20,751

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 190,635
Accrued expenses	768,409
Accrued interest	1,028,935
License fees payable	200,000
Due to related parties	83,688
Advances from an officer	88,950
Notes payable - other	1,396,170
Note payable - officer	263,496

TOTAL CURRENT LIABILITIES	4,020,283

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 50,527,251 issued and outstanding	50,527
Common shares issuable - 6,000,000	6,000

Additional paid-in capital	16,338,204
Stock subscription receivable	(156,300)
Accumulated deficit	(20,247,963)

TOTAL STOCKHOLDERS' DEFICIT	(3,999,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 20,751

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUE	$ 1,000	$ -	$ 1,165	$ -

COST OF REVENUE	-	-	125	-

GROSS PROFIT	1,000	-	1,040	-

EXPENSES:
Selling, general and administrative	43,401	97,624	664,446	294,192

TOTAL EXPENSES	43,401	97,624	664,446	294,192

LOSS FROM OPERATIONS	(42,401)	(97,624)	(663,406)	(294,192)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(78,802)	(127,441)	(256,406)	(199,969)

TOTAL OTHER INCOME (EXPENSE)	(78,802)	(127,441)	(256,406)	(199,969)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (121,203)	$ (225,065)	$ (919,812)	$ (494,161)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (121,203)	$ (225,065)	$ (919,812)	$ (494,161)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.003)	$ (0.011)	$ (0.026)	$ (0.024)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	34,962,716	20,298,021	34,962,716	20,298,021

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (919,812)	$ (494,161)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	547,544	13,750
Depreciation	402	402
Changes in operating assets and liabilities:
Inventory	125	(20,034)
Accounts payable	111,001	(520,002)
Accrued interest	256,405	186,719

Net cash used in operating activities	(4,335)	(833,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from others	-	33,750
Notes payable in exchange for accrued salaries - net	-	758,920
Advances (to)from related parties, net	3,958	40,705

Net cash provided by financing activities	3,958	833,375

INCREASE (DECREASE) IN CASH	(377)	49

CASH, Beginning of period	386	1

CASH, End of period	$ 9	$ 50

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 256,406	$ 199,969
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile,  Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.  The results of the nine months ended September 30, 2007 are not necessarily  indicative of the results to be expected for the full year ending December 31, 2007.

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

The  Company is a  developer  and  marketer of branded  mobile  phone  products, including  faceplates,   phone  accessories,   SMS  services,  and  mobile  data applications.  Through the Company's 50% owned subsidiary,  Legend Credit,  Inc. (formerly PTN Wireless,  Inc. ("Legend  Credit"),  the Company also develops and markets stored value cards, including gift cards bearing the Visa and MasterCard logo.  Effective October 1, 2004, Mr. Klamka, the Company's CEO and 60% owner of Legend  Credit,  contributed  an additional 10% interest in Legend Credit to the Company.  Legend Credit currently markets the Apprentice   reloadable debit MasterCard card.  The Apprentice card is sold via the  www.apprenticecard.com..  The Company  created  products  under its licenses from athletes,  entertainers,  and popular trademarks. The Company also sells a NASCAR-themed, SMS-based text messaging service called "Racemobile.com". The  Company  also is seeking to sell  mobile  application  software  either via over-the-air   download  or  bundled  with  a  particular  mobile  phone.  These applications may be sold as a subscription or as a single download.  The Company has entered into an agreement  with the American  Society of Composers,  Authors and Publishers ("ASCAP") for the licensing of ringtones for mobile phones. ASCAP maintains the rights to 8 million copyrighted musical works.

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

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the nine  months  ended September 30, 2007 and at December 31, 2006, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generates  minimal revenue from its operations and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of September 30, 2007,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the nine months ended September 30, 2007 and 2006 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  September 30, 2007  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the nine months ended September 30, 2007 do not reflect the minority interest's share of Legend Credits' losses for the nine months ended September 30, 2007 as the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 2 - STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting  for Stock-Based  Compensation."  It applies  Accounting  Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related  interpretations  in  accounting  for its Stock Option Plan and does not normally recognize compensation expense for its Stock Option Plan other than for restricted  stock and options  issued to outside  third  parties.  The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2007 and 2006.

NOTE 3 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

---------------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible  Preferred Stock  authorized of which 2,225 shares are issued and  outstanding at September 30, 2007.  Each share of Series A can be converted  into 20 shares of common  stock. Series A shares have no voting rights.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Series B Convertible Preferred Stock

--------------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at September 30, 2007.

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

Series C Convertible Preferred Stock

--------------------------------------------

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at September 30, 2007.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock

------------------

During the quarter ended September 30, 2007 the Company issued 8,680,000 shares of stock at prices of $.013 and $.005 respectively to retire debt and pay for services to a director and related party.

NOTE 4 – EARNING(LOSS) PER SHARE

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the nine months ended September 30, 2007 and 2006 because  the  effect  would  have  been  anti-dilutive:

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

Results of Operations

Three months ended September 30, 2007  vs. September 30, 2006

Revenue for the three months ended September 30, 2007 was $1,000 compared to $0 for the period ended September 30, 2006

The cost of revenue for both the three months ended September 30, 2007 and the three months ended September 30, 2006 was $0.

Selling, general and administrative expenses for the three months ended September 30, 2007 decreased by $ 54,223 or approximately 55% from $ 97,624  for the three months ended September 30, 2006 to $43,401for the three months ended September 30, 2007. This was due to a decrease in payroll expense resulting from the issuance of stock to pay for employee expenses as opposed to cash payments.

Interest expense and financing costs for the three months ended September 30, 2007 decreased by $48,639 or 38% from $127,441, for the three months ended September 30, 2006 to $78,802 for the three months ended September 30, 2007.

Nine months ended September 30, 2007 vs. September 30, 2006

Revenue for the nine months ended September 30, 2007 increased by $1,165 or 1,165% from $0 for the nine months ended September 30, 2006 to $1,165 for the nine months ended September 30, 2007. This increase was attributable to the sale of the Apprentice Card.

Cost of revenue for the nine months ended September 30, 2007 increased by $125 or 125% from $0 for the nine months ended September  30, 2006 to $125 for the nine months ended September 30, 2007.

Selling, general and administrative expenses for the nine months ended September 30, 2007 increased by $370,025 or 126% from $294,192 for the nine months ended September 30, 2006 to $664,446  for the nine months ended September 30, 2007. The significant increase in selling, general and administrative expenses is due to payment of certain professional fees with shares of the Company's stock.

Interest expense and financing costs for the nine months ended September 30, 2007 increased by $56,437 or 28% from $199,969 for the nine months ended September 30, 2006 to $256,406  for the nine months ended September 30, 2007. We continue to accrue interest on our outstanding notes payable

Liquidity and Capital Resources

During 2003, our CEO, Peter Klamka advanced to us a total of $40,476. During the nine months ended March 31, 2004, Mr. Klamka advanced to us an additional $279,534, of which $89,591 was advances to Legend Credit. As of March 31, 2004, we converted $291,000 of these advances into a note payable that bears interest at 21% per annum and is payable upon demand.

We have incurred net losses since our inception of $20,247,963. The company current relies on loans from its officer or third parties to meet operating expenses.  The company will need to raise additional funds to remain in business.

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

On September 14, 2005, Betty Brown Revocable Trust (the “Trust”) by and through Betty Brown, trustee, Betty Brown individually, and Nancy Larson filed suit in the Iowa District Court for Polk County, Iowa, against Legend Mobile and Peter Klamka, our CEO.  On January 10, 2007, the case against Legend Mobile and Peter Klamka was dismissed.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the Third Quarter , Legend Mobile, Inc. issued 7,720,000 shares of unregistered common stock to Wilshire Capital Ltd. in order to settle a judgment against Legend.  The shares being issued are not being registered, are subject to Rule 144 and are therefore restricted.  The shares are to settle a note .

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

LEGEND MOBILE, INC.

November  13, 2007

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

November 13, 2007

/s/ Peter Klamka

                                                                                Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2007	By: /s/ Peter Klamka
Principal Executive Officer and
Principal Financial Officer