Form 10KSB
period 2007-12-31
LEGEND MOBILE INC
filed 2008-04-14
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2007

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

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 1,164

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $  733,088 AS OF MARCH 31, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,308,869 AS OF April 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

OUR BUSINESS

We are a developer and marketer SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market filmed entertainment products related to mixed martial arts and combat sports.  Through our 91% subsidiary, Legend Studios, Inc., , we have entered into a letter of intent to acquire the Midnight Movies Group. a producer of feature motion pictures.

OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

We derive limited revenues from the sale of mobile phone services. We currently operate a free SMS service called www.mmasms.com. This service allows users to send text messages for free to mobile phones. We intend to derive revenue by paid advertising on our site. To date, we have derived no revenue from this service.

We also own the domain names www.hollywoodfone.com and www.poker2cell.com.  We intend to offer similar branded services for mobile phone SMS services.

We also intend to market premium SMS services through short codes. Short codes are special telephone numbers that are designed to be shorted to read out and easier to remember. Short codes are unique to each operator. We expect to use short codes to develop value added services such as television voting and order premium content. We expect to bill at a higher rate for these services.

SALES OF MIXED MARTIAL ARTS PRODUCTS.

Through Legend Credit, we are developing television, DVD, and Internet programming based on mixed martial arts.  In October 2007, we taped an event called Champion CageFighters.  We are currently exploring opportunities to monetize this footage.

The MMA market is fragmented. According to MMA Weekly, the Ultimate Fighting Championship currently holds the first mover advantage and is the preeminent entity in the sport. In 2001, UFC was purchased from Semaphore Entertainment Group by ZUFFA, LLC, which is headed by Stations Casinos owners Frank Fertitta and Lorenzo Fertitta. The first event sold less than 4,000 tickets and took in just over $215,000 at the gate. A recent December 30, 2006 event sold approximately 12,000 tickets and took in over
$5.3 million at the gate. The Ultimate Fighting Championship's pay-per-view numbers also continue to rise, exemplifying the sport's increased popularity. UFC is now consistently doing pay-per-view business on a similar level as big-time boxing. UFC has exceeded World Wrestling Entertainment in domestic orders. The Randy Couture-Chuck Liddell show in February 2006, which originally projected at 350,000 pay-per-view buys, is now estimated to top 400,000 buys. The final buy rate for the UFC 60 event will be in the range of 615,000 to 625,000 pay-per-view buys and the gross pay-per-view revenue will be approximately $25 million. The initial buy rate estimate for UFC 61 is expected to top 775,000 buys which equals to approximately $31 million in gross pay-per-view revenue. UFC recently announced its intent to acquire PRIDE, a popular mixed martial arts company based in Japan. Other notable participants in the MMA market include ProElite, K-1, King of the Cage and Cage Rage.

In July 2007, we entered into a letter of intent with Ultimate Combat Inc. to develop television programming around its mixed martial arts events. We have not yet entered into a definitive agreement with Ultimate Combat Inc. and  are still in negotiations.

We are exploring other opportunities to develop television, Internet, and DVD products through licensing of existing events.

We have discontinued marketing prepaid and stored value cards.

MARKETING AND PROMOTION OF MOBILE PHONE PRODUCTS

We continually evaluate numerous ways to reach our potential customers and to promote our products. We intend  to promote our products through the following means

-Alternative ways of advertising such as My Space and You Tube;

-Free products and promotions to early adopters and key influencers;

-Sponsorship of events and onsite marketing to reach targeted demographics.

MARKETING AND PROMOTION OF MIXED MARTIAL ARTS PRODUCTS

We evaluate numerous ways to reach potential customers to promote our mixed martial arts products. We intend to promote our products through a number of avenues including:

1. Affinity relationships. We seek to develop programming that has a regional following and  that have a large base of customers to market to.

2. Co-marketing with brand partners and other licensees.

3. Public Relations. We anticipate adopt a very aggressive posture towards public relations for the launch of our card products.

4. Internet Marketing. We will use traditional and emerging methods to reach the emerging audience for mixed martial arts on the Internet.

5. Event Marketing. We look for opportunities to drive sales of our products at live events including fights, shopping malls, and fighter appearances

Do you have any info on the industry or competition?

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. For the year ended December 31, 2007 we incurred a net loss of 41,110,823.  There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2007, we had an accumulated deficit of $20,438,974_ We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2007, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2007, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2007 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

WE NEED TO RAISE ADDITIONAL FUNDS TO FUND OUR BUSINESS OPERATIONS.

We need to raise additional funds because our cash flows have proven to be insufficient to fund operations, including our obligations to pay minimum royalties under our agreements. Several of our trade creditors and licensors have outstanding balances and may elect to sue to recover their amounts owed. Management feels that these can be defended or settled on favorable terms. There can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. We may raise funds through equity or debt financings, depending on our opportunities. If we raise additional funds by issuing equity securities, this will further dilute the interests of our current stockholders. If we raise additional funds by issuing debt securities, we will be subject to the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that our existing stockholders will provide any portion of our future financing requirements.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MOBILE PHONE, MOBILE ACCESSORY, MOBILE DATA AND GAMING, AND OPERATING SYSTEM SOFTWARE MARKETS. THIS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

As we attempt to expand into the mobile services software markets, our future growth will depend on the commercial success of our branded accessory products. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do. This will make it difficult for us to compete successfully in the hand-held device and operating system software markets.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MARTIAL ARTS  INDUSTRY.

In an attempt to diversify our business, we have entered into the mixed martial arts industry.  However, we have no prior experience in this industry. To date we have not derived any revenue form the sale of mixed martial art products.  In order to compete successfully in this industry we will need to increase our brand recognition. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do.  There can be no assurance that we will be able to develop brand recognition of our products in this industry or compete successfully.

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

EMPLOYEES

As of December 31, 2007, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

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

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2006.......................                          $   0.06         $   0.06

June 30, 2006........................                            $   0.08         $   0.08

September 30, 2006...................                       $   0.04         $  0.039

December 31, 2006....................                       $   0.05         $   0.04

March 31, 2007.......................                          $   0.03         $   0.03

June 30, 2007........................                            $   0.03         $   0.03

September 30, 2007...................                       $   0.03         $  0.03

December 31, 2007....................                      $   0.01         $   0.01

On April  9, 2008, the closing bid price for the common stock on the OTC Bulletin Board was $0.005

HOLDERS

As of March 31, 2008 there were 153 record holders of our common stock. This does not include shares held in street names.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2007 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market recorded entertainment programs related to mixed martial arts and combat sports.

Since our inception, we have incurred accumulated net losses of $20,599,430 and at December 31, 2007 current liabilities exceeded current assets by $4,349,696. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the our SMS services and our mixed martial arts video products.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, we entered into a settlement agreement with Michael Jordan pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which was included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. We have not made the payment due in October 2002 or the payment due in January 2003. Since we are in default on the amounts due to Mr. Jordan, we have accrued interest in accordance with the terms of the contract. update

Our business model is to grow in the area of mobile content and mixed martial arts programming. This business model includes seeking to obtain licenses with well-known motor entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels. We also intend to license broadcast and DVD rights to mixed martial arts events.

We currently offer a free computer to SMS service called www.mmasms.com. We also own domain names for two services called www.hollywoodfone.com and www.poker2cell.com. .

We are also developing video programming aimed at fans of mixed martial arts.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2007.

Results of Operations

Year ended December 31, 2007 vs. December 31, 2006

Revenue for the year ended December 31, 2007 increased by $672 or 136%
from $492  for the year ended December 31, 2006 to $1,164 for the year ended December 31, 2007. Revenue for the year ended December 31, 2006 was principally from sale of the Hello Kitty Debit card. Revenue for the year ended December 31, 2007 was from sales of the Apprentice Debit card.

Cost of revenue for the year ended December 31, 2006 increased by 92 from $0 for the year ended December 31, 2006 to $92 for the year ended December 31, 2007. This is a direct result of the increase in revenue. Cost of revenue as a percentage of revenue was 8% and 0% for the year ended December 31, 2007 and 2006, respectively.

Product development costs for the year ended December 31, 2006 decreased from   from $1,450 for the year ended December 31, 2006 to $0 for the year ended December 31, 2007. This is related to the Apprentice Debit card

Selling, general and administrative expenses for the year ended December 31, 2007 increased by $366,267 or 124% from $294,631 for the year ended December 31, 2006 to $660,898 for the year ended December 31, 2007. A majority of selling, general and administrative expenses in 2007 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2007 increased by $52,029 or 18% from $288,771 for the year ended December 31, 2006 to $340,800   for the year ended December 31, 2007. The difference is principally due to interest on notes payable

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2006 and 2007. We own a 50% interest in Legend Credit, who started selling Hilary Duff Visa gift card in October 2003, and the Hello Kitty Debit MasterCard in September 2004. We account for Legend Credit using the equity method and have recorded 50% of Legend Credits loss in our consolidated statements of operations.

Net loss for the year ended December 31, 2007 was $1,271,279 as compared with $632,548 for the year ended December 31, 2006.  The loss was attributable primarily to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In 2007, we raised $0 from the sale of our common stock.

We have incurred net losses since our inception of $20,599,430. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T).  CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation.  It is our belief that those control procedures are being performed, however documentation of their execution is not available.  We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

The Company is not an “accelerated filer” for the 2006 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This  Annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 39 Chairman of the Board, CEO, President, Treasurer & Secretary

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

Mr. Klamka is involved in other business ventures, including the ownership and management other private businesses.  Mr. Klamka is the President of two reporting, blank check companies, Solar Acquisition Corp. and Barton Solar Inc.  Mr. Klamka is also the President of Miss World Holdings Inc. a reporting company.

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

Our board of directors currently acts as our audit committee. Our audit committee member is not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial  expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that the member of the audit committee is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial  statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2007     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                                   2006     $175,000 (2)    -0-          -0-          -0-         -0-           -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2006 and 2007, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2007, 0 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 31, 2008 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name

Amount and Nature of Beneficial Ownership

Percentage of Class(1)

Peter Klamka

1,240,500 Common(2)

1.8%

850,000 Series B Preferred(3)

100%

147,775 Series C Preferred(4)

100%

1,000,000 Series D Preferred(5)

100%

Barton PK, LLC

4,000,000 Common(6)

6.2%

(1)  Figures based on an estimated 70,398,679 shares of common stock outstanding as of December 31, 2007.

(2)  Includes 1,125,000 currently exercisable options to purchase 1,125,000, shares of the Company's common stock, and 115,500 currently exercisable warrants to purchase 115,500 shares of the Company's common stock. The number of common shares beneficially owned does not included 4,000,000 shares transferred by Mr. Klamka to Barton PK, LLC, a limited liability company owned and controlled by Mr. Klamka.

(3) Series B preferred stock is entitled to 10 votes per share.

(4) Series C preferred stock is entitled to 100 votes per share.

(5) Series D preferred stock is entitled to vote 135 votes per share.

(6) Barton PK, LLC is a limited liability company owned and controlled by Mr. Klamka.

EQUITY COMPENSATION PLANS

As of December 31, 2007, our equity compensation plans were as follows:

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

------------------------------- ---------------------------- ----------------------------

Equity compensation plans not

approved by security holders       None                N/A                         None

------------------------------- ---------------------------- ---------------------------- -------

Total                            1,150,000            $0.10                        None

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

Item 13. Exhibits

------------------- --------------------------------------------------------------------------------------------------

Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998 (1)

----------------------------------------------------------------------------------------------------------------------

1.1

Certificate Of Designations Of  Class A Convertible Preferred Stock

1.2

Certificate  Of Decrees of Class A Convertible Preferred Stock

1.3

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

------------------- --------------------------------------------------------------------------------------------------

       21.1         List of Legend Mobile Subsidiaries (7)

------------------- --------------------------------------------------------------------------------------------------

------------------- --------------------------------------------------------------------------------------------------

       31.1         Certification (7)

------------------- --------------------------------------------------------------------------------------------------

       32.1         Certification(7)

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

LEGEND MOBILE, INC.

Date:   April 14, 2008            By:      /s/ Peter Klamka

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

SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)         April 14, 2008

Peter Klamka

Legend Mobile, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007 and 2006

F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2007

F-3

Consolidated Statement of Stockholders' Deficit for the years ended

December 31, 2006 and 2007

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2007

F-5 - F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

  LEGEND MOBILE, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Legend Mobile, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations,   stockholders’ (deficit),  and cash flows  for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these  financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as  evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Mobile, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of its consolidated operations and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

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

April 8, 2008

Member:  American Institute of Certified Public Accountants

 Registered:  Public Company Accounting Oversight Board  (PCAOB)

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2007	2006

REVENUE	$ 1,164	$ 492

COST OF REVENUE	92	-

GROSS PROFIT	1,072	492

EXPENSES:
Selling, general and administrative	660,898	294,631
Impairment of goodwill	-	48,188
Impairment of inventory	19,909	-
Product development	-	1,450

TOTAL EXPENSES	680,807	344,269

LOSS FROM OPERATIONS	(679,735)	(343,777)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(340,800)	(288,771)
Change in derivative liability	(250,744)	-
Other income (expense), net	-	-

TOTAL OTHER INCOME (EXPENSE)	(591,544)	(288,771)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,271,279)	(632,548)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,271,279)	$ (632,548)

BASIC AND DILUTED LOSS PER
COMMON SHARE	45,005,008	24,464,688

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (0.03)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2005 TO DECEMBER 31, 2007
				Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	2,225	$ 22	850,000	$ 8,500	$ 147,775	$ 1,478

Shares issued for cash	-	-	-	-	-	-
Fair value of warrants issued
as penalty	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2006	2,225	22	850,000	8,500	147,775	1,478

Shares issued in payment of
professional services	-	-	-	-	-	-
Shares issued for cash	-	-	-	-	-	-
Shares issued for services rendered
Fair value of warrants issued
as penalty	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2007	2,225	$ 22	850,000	$ 8,500	147,775	$ 1,478

			Additional
	Common Stock		Paid-In	Shareholder	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2005	20,298,021	$ 20,298	$ 15,704,389	$ (156,300)	$ (18,695,603)	$ (3,127,216)

Shares issued in payment of notes
and interest	5,000,000	5,000	20,000	-	-	25,000
Net Loss	-	-	-	-	(632,548)	(632,548)

Balance - December 31, 2006	25,298,021	25,298	15,724,389	(156,300)	(19,328,151)	(3,734,764)

Shares issued in payment of notes	25,110,000	25,110	121,390	-	-	146,500
Shares issued for services and expenses	14,995,500	14,995	454,852	-	-	469,847
Shares issued to reduce accrued expenses		6,000,000	6,000	24,000	-	-	30,000
Shares issued to satisfy amounts not	-	-	-	-	-	-
not given	110,000	110	(110)	-	-	-
Net Loss	-	-	-	-	(1,271,279)	(1,271,279)

Balance - December 31, 2007	71,513,521	$ 71,513	16,324,521	$ (156,300)	$ (20,599,430)	$ (4,349,697)

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Basis of Presentation

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December  31, 2007 of  $1,381,476  and at  December  31,  2007,  had an accumulated  deficit of $20,709,627 and a working  capital  deficit of $4,379,957. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

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

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent  with  the  methodology  prescribed  by SFAS  No.  123,  the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2007 and 2006:

2007

2006

Net loss

As reported

       $(1,271,279)   $(632,548)

Compensation recognized under APB 25

-

       -

Compensation recognized under SFAS 123

-

       -

            -----------    -------------

Pro forma

       $(1,271,279)   $(632,548)

         Basic and diluted loss per common share:

           As reported

          $     (0.03)    $     (0.02)

           Pro forma

          $     (0.03)    $     (0.02)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of December 31, 2007, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

Fair Value of Financial Instruments

For certain of the Company's  financial  instruments,  including  cash, inventory, accounts  payable,  accrued  expenses,  accrued  interest,  license fee payable, due to related parties, and advances from an officer,  the carrying  amounts  approximate fair value due to their short  maturities.  The amounts shown for notes payable also  approximate fair value because current interest rates and terms  offered to the Company for similar  debt are  substantially  the same.

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

Earnings (Loss) Per Share

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the year  ended December  31,  2007  and  2006  because  the  effect  would  have  been  anti-dilutive:

    2007          2006

Conversion of Series A preferred stock

                   44,500            44,500

Conversion of Series B convertible preferred stock

              8,500,000       8,500,000

Conversion of Series C convertible preferred stock              14,777,500     14,777,500

Stock options issued to employees and consultants

under the Company's stock option plan

  -                 1,150,000

Warrants issued to officers

  -                    231,000

Warrants issued for services

  -                      50,000

Warrants issued with notes

  -                    100,000

Warrants issued for penalty/interest

  -                    234,000

Warrants issued with note conversion3

                 -                      300,000

           23,322,000      25,387,000

                                           23,322,000    25,387,000

All warrants and stock options were cancelled during the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.

Note 2 - Fixed Assets

Fixed assets at December 31, 2007 consisted of the following:

Computer equipment

$    49,478

Furniture and fixtures

        3,452

      52,930

Less accumulated depreciation

     (52,231)

Net Fixed Assets

                $          699

Depreciation expense for the years ended December 31, 2007 and 2006 was $536 and $536, respectively.

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

Note 4 - Accrued Expenses

Accrued expenses at December 31, 2007, consist of the following:

Michael Jordan settlement

$   468,750

Miscellaneous

       87,158

 $  555,908

Note 5 - Notes Payable - Officer

As of September 30, 2004,  the Company  converted  $291,000 of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  As of December

31,  2007, the balance on this note is $263,496 with accrued interest related to this note amounted to $192,832.

During the year ended December 2006  the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $159,373.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum, interest accrued to date is $5,250, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $24,733 bearing interest at 10% per annum, interest accrued to date is $478.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of December 31, 2007 aggregated to $33,500.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2007, $125,000 of these notes and accrued  interest of $92,709 are still  outstanding. These notes are in default at December 31, 2006.

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

In September  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of December  31,  2007  amounted  to  $173,333.  This note is in default at December 31, 2007. The note has been sold to other parties.  The Company does not have to accrue any more interest on the note and has paid down $110,500 of the principal balance by issuing shares of common stock at .005 a share  outstanding leaving a balance of $ 289,500.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at December 31, 2007.

Note 7 – Notes Payable - Other

The Company issued  a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $5,000 was repaid, bearing interest at 7% per annum  and accrued interest to date of $2,490.

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

The Company issued a total of 46,215,500 during the current fiscal year for a total consideration of $646,348 of which $30,000 was to reduce accounts payable, $469,848 was for services and reimbursements of expenses, and $146,500 was to reduce notes payable.

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

         The following is table summarizes the options and warrants outstanding:

                                                Weighted-               Weighted-

                                   Stock       Average                 Average

                                   Option     Exercise                Exercise

                                    Plan        Price      Warrants     Price

Balance, December 31,

   2006                   1,150,000   $  0.10     915,000    $    0.78

Shares cancelled during

    2007                (1,150,000)     (0.10)   (915,000)      (0.78)

Exercisable, December

31, 2007

             --------------   -- ---------   --------------------------

Note 10 - Income Taxes

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2007 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         568,348

                   Equity instruments issued for compensation

           432,278

             Total deferred tax assets

        1,000,626

                   Less valuation allowance

      (1,000,626)

  $         --====

For the year ended  December 31, 2007,  the Company had federal and state net  operating loss   ("NOL")   carryforwards   of   approximately   $16,593,000   and $15,068,350,  respectively.  Federal NOLs could,  if unused,  expire in varying amounts in the years 2012 through 2021.  State NOLs, if unused, could expire in varying amounts from 2012 through 2021.

The valuation  allowance increased by $1,000,626 and $632,548 during 2007 and 2006,  respectively.  The  Company  has  provided a 100%  valuation allowance  on the  deferred  tax assets at December  31, 2007 to reduce such asset to zero,  since there is no assurance  that the Company will generate  future taxable income to utilize such asset.  Management will review  this  valuation  allowance  requirement  periodically  and make adjustments as warranted.

The  reconciliation  of the  effective  income tax rate to the  federal statutory  rate for the years  ended  December  31, 2007 and 2006 is as follows:

2007         2006

----------   ----------

            Federal income tax rate

 (34.0%)      (34.0%)

            State tax, net of federal benefit

   (2.0%)       (2.0%)

            Equity instruments issued for compensation

  25.2%         25.2%

            Increase in valuation allowance

  11.8%         11.8%

            Effective income tax rate

     0.0%         0.0%

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2007, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts events scheduled and produced by UCE, Inc.  The company receives 80% revenue related to broadcast ,DVD or other media sales of the telecast. The Company has contributed $29,562 toward the agreed-upon amount as of December 31, 2007, which is included as investments on the Company’s balance sheet.

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

Dated: April 14, 2008

/s/ Peter Klamka

 Peter Klamka

 Chairman, President and Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Legend Mobile, Inc., on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2007 fairly presents, in all material respects, the financial condition and result of operations of Legend Mobile, Inc.

/s/ Peter Klamka

---------------------

Peter Klamka

Chairman, President and Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

April 14, 2008