Form 10QSB
period 2008-03-31
LEGEND MOBILE INC
filed 2008-05-20
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May  14, 2008 –73,313,521 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of March 31, 2008 (unaudited)

3

Consolidated Statements of Operations for the

three months ended March 31, 2008 and 2007 (unaudited)

4

Consolidated Statements of Cash Flows for the

three months March 31, 2008 and 2007 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	MARCH	DECEMBER
	31, 2008	31, 2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 10	$ 47
Investments	29,562	29,562

TOTAL CURRENT ASSETS	29,572	29,609

FIXED ASSETS - at cost
Computer and office equipment	11,376	11,376
Less: Accumulated depreciation	(10,811)	(10,677)

NET FIXED ASSETS	565	699

TOTAL ASSETS	$ 30,137	$ 30,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 190,635	$ 190,635
Accrued expenses	599,658	555,908
Accrued interest	1,196,769	1,113,330
Accrued derivative liability	250,744	250,744
License fees payable	200,000	200,000
Advances from an officer	99,890	95,300
Due to related parties	74,689	83,688
Notes payable - other	95,000	95,000
Notes payable	565,750	565,750
Note payable - officer	1,229,649	1,229,649

TOTAL CURRENT LIABILITIES	4,502,784	4,380,004

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 73,313,521(December 31, 2007-71,513,521) issued and outstanding	73,313	71,513
Additional paid-in capital	16,331,721	16,324,521
Stock subscription receivable	(156,300)	(156,300)

Accumulated deficit	(20,731,381)	(20,599,430)

TOTAL STOCKHOLDERS' DEFICIT	(4,472,647)	(4,349,696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 30,137	$ 30,308

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

REVENUE	$ -	$ 165

COST OF REVENUE	-	125

GROSS PROFIT	-	40

EXPENSES:
Selling, general and administrative	48,512	2,297

TOTAL EXPENSES	48,512	2,297

LOSS FROM OPERATIONS	(48,512)	(2,257)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83,439)	(88,802)

TOTAL OTHER INCOME (EXPENSE)	(83,439)	(88,802)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (131,951)	$ (91,059)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (131,951)	$ (91,059)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.002)	$ (0.004)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	71,769,959	25,298,021

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (131,951)	$ (91,059)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	134	134
Changes in operating assets and liabilities:
Inventory	-	125
Accounts payable	-	(4,000)
Accrued expenses	43,750	-
Accrued interest	83,439	88,802

Net cash used in operating activities	(4,628)	(5,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	4,591	-
Advances to(from) related parties, net	-	5,691

Net cash provided by financing activities	4,591	5,691

INCREASE (DECREASE) IN CASH	(37)	(307)

CASH, Beginning of period	47	386

CASH, End of period	$ 10	$ 79

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 83,439	$ 88,802
Income taxes paid	$ -	$ -

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

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the three  months  ended March 31, 2008 and at March 31, 2007, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generates  minimal revenue from its operations and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Accounting Policies

-------------------------

The accounting  policies  followed by the Company are set forth in Note 1 to the Company's  consolidated  financial  statements  included in its annual report on Form  10-KSB  for the year ended  December  31,  2007 and which is  incorporated herein by reference. Specific reference is made to this report for a description of the Company's  securities and the notes to the financial  statements included therein.

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of March 31, 2008,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the three months ended March 31, 2008 and 2007 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  March 31, 2008  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the three months ended March 31, 2008 do not reflect the minority interest's share of Legend Credits' losses for the three months ended March 31, 2008 as the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 2 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

---------------------------------------------

The Company has 2,225 shares of $0.001 par value Series A Convertible  Preferred Stock  authorized of which 2,225 shares are issued and  outstanding at March 31, 2008.  Each share of Series A can be converted  into 20 shares of common  stock. Series A shares have no voting rights.

Series B Convertible Preferred Stock

--------------------------------------------

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock authorized of which 850,000 shares are issued and outstanding at March 31, 2008.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

Series C Convertible Preferred Stock

--------------------------------------------

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock authorized of which 147,775 shares are issued and outstanding at March 31, 2008.

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

Common Stock

------------------

In February 2008, the Company issued 1,800,000 of common stock to retire $9,000 in notes payable.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – EARNING(LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the three months ended March 31, 2008 and 2007 because  the  effect  would  have  been  anti-dilutive:

    2008          2007

Conversion of Series A preferred stock

                   44,500          44,500

Conversion of Series B convertible preferred stock

              8,500,000     8,500,000

Conversion of Series C convertible preferred stock         14,777,500   14,777,500

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

Three months ended March  31, 2008  vs. March 31, 2007

Revenue for the three months ended March 31, 2008 was $0 compared to $165 for the three months ended March 31, 2008

The cost of revenue for the three months ended March  31, 2008 was $0 since there was no revenue as compared to  $1,125 for the period ended March 31, 2006

Selling, general and administrative expenses for the three months ended March 31, 2008 was $48,152 as compared to $2,297 for the three months ended March 31, 2007.  The increase results from salaries of $43,750 for Peter Klamka that was not set up for the same period in 2007

Interest expense and financing costs for the three months ended March 31, 2008 was $83,439 as compared to $ 88,802 for the three months ended March  31, 2007.

Liquidity and Capital Resources

We have incurred net losses since our inception of $20,731,381. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2008, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

May 14, 2008

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

May 14, 2008

/s/ Peter Klamka

 Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2008	By: /s/ Peter Klamka
Principal Executive Officer and
Principal Financial Officer