Form 10QSB/A
period 2008-03-31
LEGEND MOBILE INC
filed 2008-06-10
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA

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

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile,  Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2008 are not necessarily  indicative of the results to be expected for the full year ending December 31, 2007.

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

The MMA market is fragmented. According to MMA Weekly, the Ultimate Fighting Championship currently holds the first mover advantage and is the preeminent entity in the sport. In 2001, UFC was purchased from Semaphore Entertainment Group by ZUFFA, LLC, which is headed by Stations Casinos owners Frank Fertitta and Lorenzo Fertitta. The first event sold less than 4,000 tickets and took in just over $215,000 at the gate. A recent December 30, 2006 event sold approximately 12,000 tickets and took in over $5.3 million at the gate. The Ultimate Fighting Championship's pay-per-view numbers also continue to rise, exemplifying the sport's increased popularity. UFC is now consistently doing pay-per-view business on a similar level as big-time boxing. UFC has exceeded World Wrestling Entertainment in domestic orders. The Randy Couture-Chuck Liddell show in February 2006, which originally projected at 350,000 pay-per-

view buys, is now estimated to top 400,000 buys. The final buy rate for the UFC 60 event will be in the range of 615,000 to 625,000 pay-per-view buys and the gross pay-per-view revenue will be approximately $25 million. The initial buy rate estimate for UFC 61 is expected to top 775,000 buys which equals to approximately $31 million in gross pay-per-view revenue. UFC recently announced its intent to acquire PRIDE, a popular mixed martial arts company based in Japan. Other notable participants in the MMA market include ProElite, K-1, King of the Cage and Cage Rage.

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

In  July  1999,   the   Company   formed,   Legend   Studios,   Inc.   (formerly FragranceDirect.com,  Inc.) ("Legend  Studios"),  a majority  owned  subsidiary. Through this entity, the Company sold fragrance  products over the Internet.  On June 28, 2004,  Legend  Studios  entered  into a  definitive  agreement to begin operating seven radio stations owned by Quorum Radio  Partners,  Inc. and Quorum Radio  Partners  of  Virginia,  Inc.  Under the terms of the  agreement,  Legend Studios  was to  operate  for a 12-month  term,  beginning  July 1, 2004,  seven stations located in Virginia, West Virginia and Missouri.  Under this agreement, Legend  Studios  paid $50,000 for the right to operate the ratio  stations,  and that amount is being amortized over for a 12-month period. In February 2005, the Quorum  entities forced Legend Studios to cease operating the radio stations and indicated that they were unwilling to proceed with Legend  Studios'  acquisition of the stations.  Consequently, in February 2005, Legend Studios filed a lawsuit with the Supreme Court of New York County against Quorum Radio  Partners,  Inc., Quorum Radio  Partners of Virginia,  Inc, and Quorum  Communications,  Inc. This lawsuit  alleges that the defendants  breached the asset purchase  agreement and local marketing  agreement. The  Company has expensed the unamortized  portion of the $50,000  payment that Legend Studios made under the operating  agreement and has  discontinued  recognition  of this  revenue,  given that the  Company is no longer able to control the radio operations

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the three  months  ended March 31, 2008 and at March 31, 2007, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generated no  revenue from its operations during the three months ended March 31, 2008 and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

    2008          2007  Please line up the columns

Conversion of Series A preferred stock

                   44,500          44,500

Conversion of Series B convertible preferred stock

              8,500,000     8,500,000

Conversion of Series C convertible preferred stock         14,777,500   14,777,500

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

We are exploring other opportunities to develop television, Internet, and DVD products through licensing of existing MMA  events.

Since our inception, we have incurred significant losses and at March 31, 2008 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt. Since we would like to continue to issue shares of stock in lieu of cash payments for services provided by third parties and employees and to satisfy certain debt obligations, thus allowing us to preserve its cash, we are in the process of seeking an increase in our authorized shares of common stock to 150,000,000 shares.

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

Revenue for the three months ended March 31, 2008 was $0 compared to $165 for the three months ended March 31, 2007

The cost of revenue for the three months ended March  31, 2008 was $0 since there was no revenue as compared to  $125 for the period ended March 31, 2007

Selling, general and administrative expenses for the three months ended March 31, 2008 was $48,152 as compared to $2,297 for the three months ended March 31, 2007.  The increase results from salaries of $43,750 for Peter Klamka that was not set up for the same period in 2007

Interest expense and financing costs for the three months ended March 31, 2008 was $83,439 as compared to $ 88,802 for the three months ended March  31, 2007.

Liquidity and Capital Resources

We have incurred an accumulated deficit  since our inception of $20,731,381. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the year ending December 31, 2007. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have identified a weakness in our controls related to the issuance of shares for the year ending December 31, 2007. We are unable to reconcile our shares outstanding and the number reported in our public filings. We believe the number of shares may be inaccurate by approximately 27,000 common shares. We intend to work closely with our transfer agent to prevent these errors for happening in the future.

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

We issued 1,800,000 shares  to reduce a Debt

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

May 14, 2008

By:

/s/ Peter Klamka

Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Legend Mobile, Inc.;

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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated:  May ____, 2008

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile., Inc. (the "Registrant") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  May ___, 2008

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)