Form 10KSB/A
period 2007-12-31
LEGEND MOBILE INC
filed 2008-07-07
CIK 1061169

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

On April  9, 2007, the closing bid price for the common stock on the OTC Bulletin Board was $0.005

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

Since our inception, we have incurred net losses of $20599,430 and at December 31, 2007 current liabilities exceeded current assets by $4,349,696. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the our SMS services and our mixed martial arts video products.

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

FIX Format of the table

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

Name and Address(1)	Amount and Nature

Of Beneficial Ownership	Percentage of Class(1)
		Peter Klamka
1,240,500 Common(2)	1.8%
850,000 Series B Preferred(3)	100%
147,775 Series C Preferred(4)	100%
1,000,000 Series D Preferred(5)	100%	Barton PK, LLC
4,000,000 Common(6)	6.2%

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2006 and 2007, our principal accountants have billed approximately $7,250 and approximately $7,250, respectively, for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 and 2006.

TAX FEES

There were not fees billed for the fiscal years ended December 31, 2007 and 2006, for tax compliance, tax advice, and tax planning services.

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

LEGEND MOBILE, INC.

Date: April 15, 2008 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)         April 15,2008

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

Lake Saint Louis, Missouri

April 8, 2008

Member:  American Institute of Certified Public Accountants

 Registered:  Public Company Accounting Oversight Board  (PCAOB)

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS:
Cash	$ 47	$ 386
Inventory	-	20,034

TOTAL CURRENT ASSETS	47	20,420

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,231)	(51,695)

NET FIXED ASSETS	699	1,235

INVESTMENTS	29,562	-

TOTAL ASSETS	$ 30,308	$ 21,655

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 190,635	$ 194,635
Accrued expenses	555,908	686,908
Accrued interest	1,113,330	772,530
Accrued derivative liability	250,744	-
License fees payable	200,000	200,000
Due to related parties	83,688	79,730
Advances from an officer	95,300	88,950
Notes payable	565,750	676,250
Note payable - officer	1,229,649	288,496
Note payable - other	95,000	758,920
TOTAL CURRENT LIABILITIES	4,380,004	3,746,419

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.01 par value; 75,000,000 shares
authorized;71,513,521( December 31, 2006 - 25,298,021)

shares			71,513	25,298
issued and outstanding				Additional paid-in capital
	16,324,521	15,724,389		Stock subscription receivable
	(156,300)	(156,300)		Accumulated deficit
	(20,599,430)	(19,328,151)
			TOTAL STOCKHOLDERS' DEFICIT
	(4,349,696)	(3,724,764)	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
$ 30,308	$ 21,655

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

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,271,279)	$ (632,548)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	536	536
Change in derivative liability	250,744	-
Impairment of goodwill	-	48,188
Impairment of inventory	19,909
Issuance of common stock for services and expenses	469,848	13,250
Issuance of stock to pay down note payable	146,500	11,750
Issuance of stock to pay down accrued expenses	30,000	-
Changes in operating assets and liabilities:
Inventory	125	(20,034)
Accounts payable	(4,000)	(30,000)
Accrued expenses	(131,000)	-
Accrued interest	340,800	275,521

Net cash used in operating activities	(147,817)	(333,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(29,562)	-

Net cash used in investing activities	(29,562)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	3,958	20,204
Advances from an officer	6,350	44,600
Note payable issued for salary expense	(110,500)	268,918
Net change in notes payable - other	277,232	-

Net cash provided by financing activities	177,040	333,722

INCREASE (DECREASE) IN CASH	(339)	385

NET CASH USED IN DISCONTINUED OPERATIONS	-	-

CASH, Beginning of period	386	1

CASH, End of period	$ 47	$ 386

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ 340,800	$ -
Income taxes paid	-	-

Notes payable issued to reduce accrued expenses	$ 275,000	$ 490,002

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

2007

2006

Net loss

As reported

       $(1,279,279)   $(632,548)

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

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts events scheduled and produced by UCE, Inc.  The company receives 80% revenue related to broadcast ,DVD or other media sales of the telecast. The Company has contributed $29,562 toward the agreed-upon amount as of December 31, 2007, which is included as investments on the Company’s balance sheet