Form 10QSB
period 2008-06-30
LEGEND MOBILE INC
filed 2008-08-18
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2008 –73,813,521 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30, 2008 (unaudited)

3

Consolidated Statements of Operations for the six months ended June 30,

2008 and 2007 three months ended June 30, 2008 and 2007 (unaudited)

4

Consolidated Statements of Cash Flows for the

six months ended June 30, 2008 and 2007 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	JUNE	DECEMBER
	30, 2008	31, 2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 64	$ 47
Prepaid expenses	1,000	-
Investments	29,562	29,562

TOTAL CURRENT ASSETS	30,626	29,609

FIXED ASSETS - at cost
Computer and office equipment	11,376	11,376
Less: Accumulated depreciation	(10,945)	(10,677)

NET FIXED ASSETS	431	699

TOTAL ASSETS	$ 31,057	$ 30,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 190,635	$ 190,635
Accrued expenses	643,408	555,908
Accrued interest	1,280,208	1,113,330
Accrued derivative liability	250,744	250,744
License fees payable	200,000	200,000
Advances from an officer	102,516	95,300
Due to related parties	74,689	83,688
Notes payable - other	95,000	95,000
Notes payable	565,750	565,750
Note payable - officer	1,229,649	1,229,649

TOTAL CURRENT LIABILITIES	4,632,599	4,380,004

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 73,813,521(December 31, 2007-71,513,521) issued and outstanding	73,813	71,513
Additional paid-in capital	16,334,721	16,324,521

Stock subscription receivable	(156,300)	(156,300)
Accumulated deficit	(20,863,776)	(20,599,430)

TOTAL STOCKHOLDERS' DEFICIT	(4,601,542)	(4,349,696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 31,057	$ 30,308

The accompanying notes are an integral part of these
financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

REVENUE	$ -	$ -	$ -	$ 165

COST OF REVENUE	-	-	-	125

GROSS PROFIT	-	-	-	40

EXPENSES:
Selling, general and administrative	49,955	618,749	98,467	621,045

TOTAL EXPENSES	49,955	618,749	98,467	621,045

LOSS FROM OPERATIONS	(49,955)	(618,749)	(98,467)	(621,005)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83,439)	(88,802)	(166,878)	(177,604)

TOTAL OTHER INCOME (EXPENSE)	(83,439)	(88,802)	(166,878)	(177,604)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (133,394)	$ (707,551)	$ (265,345)	$ (798,609)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (133,394)	$ (707,551)	$ (265,345)	$ (798,609)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.002)	$ (0.028)	$ (0.004)	$ (0.032)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	73,002,046	25,298,021	73,002,046	25,298,021

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (265,345)	$ (798,609)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	3,500	542,474
Depreciation	268	268
Changes in operating assets and liabilities:
Inventory	-	125
Prepaid expenses	(1,000)
Accounts payable	87,500	71,000
Accrued interest	166,878	177,604

Net cash used in operating activities	(8,199)	(7,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	7,216	-
Notes payable in exchange for accrued salaries - net	-	-
Advances (to)from related parties, net	1,000	6,757

Net cash provided by financing activities	8,216	6,757

INCREASE (DECREASE) IN CASH	17	(381)

CASH, Beginning of period	47	386

CASH, End of period	$ 64	$ 5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 166,878	$ 177,604
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile,  Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB.  The results of the six months ended June 30, 2008 are not necessarily  indicative of the results to be expected for the full year ending December 31, 2008.

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

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the six  months  ended June 30, 2008 and at June 30, 2007, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generates  minimal revenue from its operations and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

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

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of June 30, 2008,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the six months ended June 30, 2008 and 2007 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  March 31, 2008  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the six months ended June 30, 2008 do not reflect the minority interest's share of Legend Credits' losses for the six months ended June 30, 2008 as the related accrual would result in the Company's recording of a minority interest receivable.

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

In June 2008, the Company issued  500,000 shares of S8 common stock for services rendered totaling $3,500.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – EARNING(LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the six months ended June 30, 2008 and 2007 because  the  effect  would  have  been  anti-dilutive:

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

In December  2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended December 31, 2008. Earlier adoption is prohibited.

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

Results of Operations

Six months ended June 30, 2008  vs. June 30, 2007

Revenue for the six months ended June 30, 2008 was $0 compared to $165 for the six months ended June 30, 2007.

The cost of revenue for the six months ended June 30, 2008 was $0 since there was no revenue as compared to  $125 for the six months ended June 30, 2007.

Selling, general and administrative expenses for the six months ended June 30, 2008 was $98,467 as compared to $621,045 for the six  months ended June 30, 2007.  The current six month period includes $87,500 for salary to Peter Klamka while the bulk of the expense for June 30, 2007 was for consulting fees paid for with stock.

Interest expense and financing costs for the six months ended June 30, 2008 was $166,876 as compared to $ 177,604 for the six months ended June 30, 2007. All of these amounts for both years have been accrued and have not been paid to date.

Liquidity and Capital Resources

We have incurred net losses since our inception of $20,863,776. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2008, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

August 15, 2008

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

August 15,  2008

/s/ Peter Klamka

 Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2008, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2008	By: /s/ Peter Klamka
Principal Executive Officer and
Principal Financial Officer