Form 10-Q
period 2008-09-30
LEGEND MOBILE INC
filed 2008-11-14
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

734-274-5845

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008 –73,813,521 shares of common stock

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

LEGEND MOBILE, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30, 2008 (unaudited)

3

Consolidated Statements of Operations for the nine months ended September 30,

2008 and 2007 and three months ended September 30, 2008 and 2007 (unaudited)

4

Consolidated Statements of Cash Flows for the

nine months ended September 30, 2008 and 2007 (unaudited)

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

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

LEGEND MOBILIE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	SEPTEMBER	DECEMBER
	30, 2008	31, 2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$64	$47
Prepaid expenses	-	-
Investments	29562	29562

TOTAL CURRENT ASSETS	29626	29609

FIXED ASSETS - at cost
Computer and office equipment	11376	11376
Less: Accumulated depreciation	(11079)	(10677)

NET FIXED ASSETS	297	699

TOTAL ASSETS	$29923	$30308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$190635	$190635
Accrued expenses	767472	555908
Accrued interest	1283333	1113330
Accrued derivative liability	250744	250744
License fees payable	200000	200000
Advances from an officer	102816	95300
Due to related parties	74689	83688
Notes payable - other	95000	95000
Notes payable	565750	565750
Note payable - officer	1229649	1229649

TOTAL CURRENT LIABILITIES	4760088	4380004

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8500	8500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1478	1478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 73,813,521(December 31, 2007-71,513,521) issued and outstanding	73813	71513
Additional paid-in capital	16334721	16324521
Stock subscription receivable	(156300)	(156300)
Accumulated deficit	(20992399)	(20599430)

TOTAL STOCKHOLDERS' DEFICIT	(4730165)	(4349696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29923	$30308

The accompanying notes are an integral part of these
financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

REVENUE	$ -	$1000	$ -	$1165

COST OF REVENUE	-	-	-	125

GROSS PROFIT	-	1000	-	1040

EXPENSES:
Selling, general and administrative	44184	43401	142651	664446

TOTAL EXPENSES	44184	43401	142651	664446

LOSS FROM OPERATIONS	(44184)	(42401)	(142651)	(663406)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83439)	(78802)	(250317)	(177604)

TOTAL OTHER INCOME (EXPENSE)	(83439)	(78802)	(250317)	(177604)

LOSS BEFORE PROVISION FOR INCOME TAXES	($127623)	($121203)	($392968)	($841010)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	($127623)	($121203)	($392968)	($841010)

BASIC AND DILUTED LOSS PER
COMMON SHARE	($0.002)	($0.005)	($0.005)	($0.033)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	73273521	25298021	73273521	25298021

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($392968)	($919812)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	3500	547544
Depreciation	402	402
Changes in operating assets and liabilities:
Inventory	-	125
Prepaid expenses	(1000)	-
Accounts payable	211564	111001
Accrued interest	170003	256405

Net cash used in operating activities	(8499)	(4335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	7516	-
Advances (to)from related parties, net	1000	3958

Net cash provided by financing activities	8516	3958

INCREASE (DECREASE) IN CASH	17	(377)

CASH, Beginning of period	47	386

CASH, End of period	$64	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$250317	$256406
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited  consolidated  financial  statements  have been prepared by Legend Mobile,  Inc.  (the  "Company")  pursuant  to the rules and  regulations  of the Securities and Exchange  Commission.  The information  furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of  management  necessary  to fairly  present  the  operating results for the respective periods. Certain information and footnote disclosures normally  present  in  annual  consolidated  financial  statements  prepared  in accordance with accounting principles generally accepted in the United States of America  have  been  omitted  pursuant  to such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated  financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB.  The results of the nine months ended September 30, 2008 are not necessarily  indicative of the results to be expected for the full year ending December 31, 2008.

The  Company  was  incorporated  in  Delaware  on  January  13,  1998 and is the successor to Interactive  Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27,  1997 and was merged into the Company in March 1998 for the sole  purpose of changing  the domicile of the Company to Delaware. This merger was  retroactively  reflected  in the  December  31, 1997  financial statements.  On June 27, 2002,  the Company filed a Certificate  of Amendment to its  Certificate  of  Incorporation  to  change its name from PTN Media, Inc. to Legend Mobile, Inc The Company is in the process of filing  a Certificate of Amendment to its Certificate of Incorporation to change its name from Legend Mobile, Inc. to Cephas Holding Corp and to increase its authorized shares of common stock form 75,000,000 to 150,000,000.

The  Company is a  developer  and  marketer of branded  mobile  phone  products, including  faceplates,   phone  accessories,   SMS  services,  and  mobile  data applications.   The Company  created  products  under its licenses from athletes,  entertainers,  and popular trademarks. The Company also markets a mixed martial arts, SMS-based text messaging service called "MMASMS.COM". In addition, the Company has entered into  a term sheet with “Big  John McCarthy”, a world recognized, MMA personality, to use his image under license to develop iPhone applications in the categories of fighting, fighting related sports games, casino games and fitness.

The company is exploring product development opportunities for both the iPhone and Android mobile phone platforms.

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

Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  in conformity with accounting principles generally accepted in the United States of America,  which contemplate  continuation of the Company as a going concern. The Company  incurred a net loss for the nine  months  ended September 30, 2008 and 2007, had an accumulated  deficit and a working  capital  deficit.  In addition,  the Company  generates  minimal revenue from its operations and is in default on the payment of note  payable  and  license  fee payable  obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated  financial statements do not include any adjustments  that  might  result  from the  outcome of this  uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability  and  classification  of recorded asset  amounts,  or amounts and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

The  Company  plans  to  take  the  following  steps  that it  believes  will be sufficient to provide the Company with the ability to continue in existence. The Company, through its subsidiary, Legend Credit, Inc., continues to sell branded debit cards. The Company is also seeking additional equity capital to expand its cellular phones faceplates,  mobile  data  services,  and mobile  applications business. We have also started developing software for the apple iphone and the Android mobile operating system, however,  we have not entered into a  definitive agreement. For the marketing and sale of any such products.

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

Minority Interest

--------------------

The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of September 30, 2008,  as Legend  Studios,  on a stand-alone basis,   had  a  stockholders'   deficit  as  of  such  date.  The  accompanying consolidated  statements of operations for the nine months ended September 30, 2008 and 2007 do not reflect the minority  interest's share of Legend Studios' losses for  said  periods  as  the  related  accrual  would  result  in  the  Company's recording of a minority interest receivable.

In addition, during the year ended December 31, 2004, the Company's ownership in Legend  Credit  increased  to 50%  resulting  in the Company  consolidating  the financial  statement  of  Legend  Credit  with  the  Company.  The  accompanying consolidated  financial  statements do not reflect a minority interest liability as  of  September 30, 2008  as  Legend  Credit,  on a  stand-alone  basis,  had  a stockholders' deficit as of such date. The accompanying consolidated statements of operations for the nine months ended September 30, 2008 do not reflect the minority interest's share of Legend Credits' losses for the nine months ended September 30, 2008 as the related accrual would result in the Company's recording of a minority interest receivable.

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

In June 2008, the Company issued  500,000 shares of S-8 common stock for services rendered totaling $3,500.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement has not had  a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company was its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

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

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

LEGEND MOBILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

Item 2.

Management's Discussion and Analysis or Plan of Operation

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our I Phone applications in our new categories and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State Of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole Purpose of changing the domicile of the company to Delaware.  This merger was retroactively reflected in the December 31, 1997 financial statements.  Our board of directors and holders of our shares representing a majority of our voting power have authorized a change in our name. We are in the process of changing  our name to Cephas Holding Corp

We are a developer and marketer of branded mobile phone products including faceplates, phone accessories, SMS services, and mobile data applications. Through our subsidiary Legend Credit, Inc. (which we own 50%), we also develop and market stored value cards including gift cards bearing the Visa and MasterCard logo. Legend Credit intends to develop and market additional branded consumer payment products including debit cards, gift cards, and credit cards. We currently market a MasterCard debit card using the trademarks of “The Apprentice” television show. Through our 91% subsidiary, Legend Studios, Inc., (formerly Fragrancedirect.com Inc.), we have entered into a local marketing agreement to operate and asset purchase agreement to purchase seven radio stations in Virginia, West Virginia, and Missouri on June 30, 2004. These agreements became the subject of litigation in February 2005. We are currently focusing on the development of I Phone applications in the categories of fighting, fighting related sports games, casino games and fitness.

Since our inception, we have incurred significant losses and at September 30, 2008 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of mobile applications and advertising on Mobile applications we  will continue to seek out licenses for popular trademarks in the areas of mobile communications and stored value products, such as “Big” John McCarthy.

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

Results of Operations

Three months ended September 30, 2008  vs. September  30,  2007

Revenue for the three months ended September  30, 2008 was $0 compared to $1,000  for the three months ended September  30, The cost of revenue for the three months ended September  30, 2008 was $0 since there was no revenue as compared to  $125,000  for the period ended September  30,

Selling, general and administrative expenses for the three months ended September 30, 2008 was $44,184 as compared to $43,401 for the three months ended September 30, 2007.

Interest expense and financing costs for the three months ended September  30,, 2008 was $83,439   as compared to $78,802 for the three months ended September  30, 2007

Nine months ended September 30, 2008  vs. September 30, 2007

Revenue for the nine months ended September 30, 2008 was $0 compared to $1,165 for the nine months ended September 30, 2007.

The cost of revenue for the nine months ended September 30, 2008 was $0 since there was no revenue as compared to $125 for the nine months ended September 30, 2007.

Selling, general and administrative expenses for the nine months ended September 30, 2008 was $142,651 as compared to $664,446 for the nine  months ended June 30, 2007.  The current nine month period includes $131,250 for salary to Peter Klamka while the bulk of the expense for September 30, 2008 was for consulting fees paid for with stock.

Interest expense and financing costs for the nine months ended September 30, 2008 was $250,317 as compared to $ 177,604 for the nine months ended September 30, 2007. All of these amounts for both years have been accrued and have not been paid to date.

Liquidity and Capital Resources

We have incurred net losses since our inception of $20,991,399. During the nine months ended September 30, 2008 our cash flows from financing activities were derived from advances from an officer and advances from related parties. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 4T.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2008, Mr. Denner filed a suit against the Company and Mr. Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s failure to pay a loan made by Mr. Denner to the Company constituted a breach of contract.  Mr. Denner is seeking compensatory damages plus interest and costs. The loan was made by Mr. Denner in 2001 in the principal amount of $100,000 and bears interest only upon default at a rate of 24% per annum.  As of August 31, 2008  the entire $100,000 principal amount in addition to accrued interest of $169,665 is past due.  The loan converts into shares of the Company’s common stock at a rate of $1 or the closing price of the commons stock for the previous trading day which based upon August 31, 2008 data would be 38,523,678 shares of the Company’s common stcok.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2008, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

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

November 14, 2008

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

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;and

c)

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

November 14,  2008

/s/ Peter Klamka

 Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-Q for the quarter ending September 30, 2008, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008	By: /s/ Peter Klamka
Principal Executive Officer and
Principal Financial Officer