Form 10-K
period 2008-12-31
CEPHUS HOLDING CORP.
filed 2009-05-14
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from               to

--------------   --------------

Commission file number: 000-24835

CEPHAS HOLDING CORP

(Name of small business issuer in its charter)

DELAWARE                                      38-3399098

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

incorporation or organization)

244 Fifth Avenue Ste. P203 New York, New York 10001

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734)-274-5845

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $  746,135 AS OF MARCH 31, 2009

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,613,521 AS OF April 1, 2009

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

OUR BUSINESS

We are a developer and marketer of mobile applications.  We are develop applications of the iPhone brand of phone focused primarily on mixed martial arts and combat sports. We have two subsidiaries, Legend Credit and Legend Studios which do not have any business operations.

OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

We have a contract with undisputed, mixed martial arts heavyweight champion, Fedor Emelinenko, granting us the right to develop iPhone applications. We have a contract with the “Iron Sheik” , a world famous professional wrestler, to develop mobile applications for the iPhone and Android platforms. We have a term sheet with MMA referee “Big” John McCarthy to develop iPhone applications. We currently offer “Ask the Sheik”, a mobile application on the Android platform.  We expect to launch the iPhone version of “Ask the Sheik” as well.

We are currently developing applications under the license granted from Mr. Emelinenko.

We recently purchased the domain name, “Girls on iPhone.com” and have begun to develop the first iPhone platform beauty contest.  We intend to develop this brand into the leading talent competition and beauty showcase in the mobile industry. We expect to develop a social networking component to this application. We have begin to conduct a nationwide talent search for this project.

We are currently negotiating with several other celebrity personalities outside of combat sports for iPhone applications. There can be no assurance we will succeed in securing any of these brands or if we do successfully bringing a product to market.

SALES OF MIXED MARTIAL ARTS PRODUCTS.

Through Legend Credit, we are developing television, DVD, and Internet programming based on mixed martial arts.  In October 2007, we taped an event called Champion CageFighters.  We are currently exploring opportunities to monetize this footage.  We do not expect Champion CageFIghters to continue to market new events.

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

We do not expect to consummate a transaction with Ultimate Combat Inc.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. For the year ended December 31, 2008 we incurred a net loss of $588,407.  There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2008  we had an accumulated deficit of $21,187,837. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2008, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2008, which are included in this Form 10-K, indicate that there was substantial doubt as of December 31, 2008 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MARTIAL ARTS  INDUSTRY.

In an attempt to diversify our business, we have entered into the mixed martial arts industry.  However, we have limited experience in this industry. To date we have not derived any revenue from the sale of mixed martial art products.  In order to compete successfully in this industry we will need to increase our brand recognition. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do.  There can be no assurance that we will be able to develop brand recognition of our products in this industry or compete successfully.

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

EMPLOYEES

As of December 31, 2008, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of  an executive office suite at 244 Fifth Avenue , Suite P203 in New York, New York . The monthly rent is variable based on usage and is renewable annually.

ITEM 3. LEGAL PROCEEDINGS.

On September 26, 2008, Mr. Denner filed a suit against the Company and Mr. Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s failure to pay a loan made by Mr. Denner to the Company constituted a breach of contract.  Mr. Denner is seeking compensatory damages plus interest and costs. The loan was made by Mr. Denner in 2001 in the principal amount of $100,000 and bears interest only upon default at a rate of 24% per annum.  As of August 31, 2008  the entire $100,000 principal amount in addition to accrued interest of $169,665 is past due.  The loan converts into shares of the Company’s common stock at a rate of $1 or the closing price of the commons stock for the previous trading day which based upon August 31, 2008 data would be 38,523,678 shares of the Company’s common stock.

The company is party to various legal proceedings from time to time. At this time, management does not believe that any of these proceedings could materially impact the company’s operations.

There are several judgments against our company that could effect our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is traded on NASD Electronic Bulletin Board under the symbol CEHC. Prior to October 19, 2008, it traded under the symbol LGMB. The following table sets forth the range of high and low bid quotations for each of the prior eight (8) fiscal quarters. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2007.......................       $   0.03         $   0.03

June 30, 2007........................       $   0.03         $   0.03

September 30, 2007...................       $   0.03         $  0.03

December 31, 2007....................       $   0.01         $   0.01

March 31, 2008                                  $.003          $.004

June 30, 2008                                     $.004           $.0045

September 30, 2008                            $.01            $.001

December 31, 2008                            $.005          $.001

On April  9, 2009, the closing bid price for the common stock on the OTC Bulletin Board was $0.005.

HOLDERS

As of March 31, 2009 there were 153 record holders of our common stock. This does not include shares held in street names.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2008 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole purpose of changing the domicile of the company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On June 27, 2002 we changed our name to Legend Mobile, Inc.  In October 2008, we changed our name to Cephas Holding Corp.

We are a developer and marketer of branded mobile phone applications. Through our subsidiary Legend Credit, Inc. (which we own 50%), we developed and market recorded entertainment programs related to mixed martial arts and combat sports.

Since our inception, we have incurred net losses of $21,187,837 and at December 31, 2008 current liabilities exceeded current assets by $4,917,603. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the our services and products.

On December 29, 2000, we entered into a three-year license agreement with Michael Jordan, the National Basketball Association player, granting us the right to use Mr. Jordan's name, likeness and image in connection with the proposed advertisement, promotion and sale of certain branded Palm Inc. products, including the Palm Pilot series. In addition to the standard features of Palm products, we planned that the Michael Jordan edition include branding, identification and software applications that will appeal to the market segment associated with Mr. Jordan. On June 27, 2002, we entered into a settlement agreement with Michael Jordan pursuant to the aforementioned three year agreement. The settlement calls for us to pay Mr. Jordan $468,750, discontinue making any reference to Jordan's name, image, likeness and endorsement, and returning any products associated with Mr. Jordan's name. As a result of this settlement agreement, we have recognized a gain of $111,662 which was included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2002. This gain resulted by removing the remaining license fee payable of $625,000, offset by the $468,750 accrual to settle the agreement and the return of $44,588 in inventory. The amount due to Mr. Jordan was to be paid $234,375 in October 2002 and the remaining $234,375 in January 2003. We have not made the payment due in October 2002 or the payment due in January 2003. Since we are in default on the amounts due to Mr. Jordan, we have accrued interest in accordance with the terms of the contract. update

Our business model is to grow in the area of mobile content and mixed martial arts mobile programming. This business model includes seeking to obtain licenses with well-known sports entertainment figures, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2008.

Results of Operations

Year ended December 31, 2008 vs. December 31, 2007.

Revenue for the year ended December 31, 2008 decreased by $1,164  to nil or 1164%

from $1,164 for the year ended December 31, 2007 to 0 for the year ended December 31, 2008.

Cost of revenue for the year ended December 31, 2008 decreased to 0 from $0 for the year ended from $92 for the year ended December 31, 2007. This is a direct result of the decrease in revenue. Cost of revenue as a percentage of revenue was 0% and 8% for the year ended December 31, 2008 and 2007, respectively.

Product development costs for the year ended December 31, 2008 decreased  from $1,450 for the year ended December 31, 2007 to $0 for the year ended December 31, 2008.

Selling, general and administrative expenses for the year ended December 31, 2008 decreased by $435,809 or 124% from $660.898  for the year ended December 31, 2007 to $225, 809 for the year ended December 31, 2008. A majority of selling, general and administrative expenses in 2008 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2008 increased by $7,045 or 18% from $340,300 for the year ended December 31, 2007 to $333,756  for the year ended December 31, 2008. The difference is principally due to interest on notes payable.

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2007 and 2008. We own a 50% interest in Legend Credit, who started selling Hilary Duff Visa gift card in October 2003, and the Hello Kitty Debit MasterCard in September 2004. We account for Legend Credit using the equity method and have recorded 50% of Legend Credits loss in our consolidated statements of operations.

Net loss for the year ended December 31, 2008 was $588,407 as compared with $1,271, 279 for the year ended December 31, 2007.  The loss was attributable primarily to the decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we raised $0 from the sale of our common stock.

We have incurred net losses since our inception of $21,187,837. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

The Company is not an “accelerated filer” for the 2006 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This  Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 40 Chairman of the Board, CEO, President, Treasurer & Secretary

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception in May 1997.  He is active in areas of branding, marketing, and licensing. He has a Bachelor of Arts Degree from the University of Michigan-Ann Arbor.

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2008     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                                  2007     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2007 and 2008, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued

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

Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2008, 0 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 31, 2009 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address(1)	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)

Peter Klamka	1,240,500 Common(2)	1.8%
	850,000 Series B Preferred(3)	100%
	147,775 Series C Preferred(4)	100%
	1,000,000 Series D Preferred(5)	100%
Barton PK, LLC	4,000,000 Common(6)	6.2%

(1)  Figures based on an estimated 70,398,679 shares of common stock outstanding as of December 31, 2008.

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

EQUITY COMPENSATION PLANS

As of December 31, 2008,  our equity compensation plans were as follows:

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

(a) Exhibits to this Form 10-K:

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2007 and 2008, our principal accountants have billed approximately $7,250 and approximately $7,250, respectively, for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2008 and 2007.

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

LEGEND MOBILE, INC.

Date: May 14, 2009By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)         May 14,2009

Peter Klamka

CEPHUS HOLDING CORP. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

  CEPHAS HOLDING CORP AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Cephas Holding Corp and Subsidiaries (formerly Legend Mobile, Inc.) as of December 31, 2008 and 2007 and the related consolidated statements of operations,   stockholders’ (deficit),  and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cephas Holding Corp and Subsidiaries as of December 31, 2008 and 2007 and the results of its consolidated operations and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

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

May 1, 2009

Member:  American Institute of Certified Public Accountants

 Registered:  Public Company Accounting Oversight Board  (PCAOB)

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS:
Cash	$ 64	$ 47
Inventory	-	-

TOTAL CURRENT ASSETS	64	47

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,767)	(52,231)

NET FIXED ASSETS	163	699

INVESTMENTS	-	29,562

TOTAL ASSETS	$ 227	$ 30,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 190,635
Accrued expenses	803,104	555,908
Accrued interest	1,366,772	1,113,330
Accrued derivative liability	250,744	250,744
License fees payable	200,000	200,000
Due to related parties	74,688	83,688
Advances from an officer	102,816	95,300
Notes payable	565,750	565,750
Note payable - officer	1,227,149	1,229,649
Note payable - other	97,500	95,000
TOTAL CURRENT LIABILITIES	4,917,830	4,380,004

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775

shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.01 par value; 75,000,000 shares
authorized;74,613,521( December 31, 2007 - 71,513,521) shares	74,613	71,513
issued and outstanding
Additional paid-in capital	16,341,921	16,324,521
Stock subscription receivable	(156,300)	(156,300)
Accumulated deficit	(21,187,837)	(20,599,430)

TOTAL STOCKHOLDERS' DEFICIT	(4,917,603)	(4,349,696)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 227	$ 30,308

The accompanying notes form an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2005 TO DECEMBER 31, 2008
Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	2,225	$ 22	850,000	$ 8,500	$ 147,775	$ 1,478

Shares issued for cash	-	-	-	-	-	-
Fair value of warrants issued
as penalty	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2006	2,225	22	850,000	8,500	147,775	1,478

Shares issued in payment of
professional services	-	-	-	-	-	-
Shares issued for cash	-	-	-	-	-	-
Shares issued for services rendered
Fair value of warrants issued
as penalty	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2007	2,225	22	850,000	8,500	147,775	1,478

Shares issued for services and expenses	-	-	-	-	-	-
Shares issued to reduce accrued expenses	-	-	-	-	-	-
Shares issued to reduce notes payable	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2008	2,225	$ 22	850,000	$ 8,500	147,775	$ 1,478

Additional
	Common Stock		Paid-In	Shareholder	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2005	20,298,021	$ 20,298	$ 15,704,389	$ (156,300)	$ (18,695,603)	$ (3,127,216)

Shares issued in payment of notes
and interest	5,000,000	5,000	20,000	-	-	25,000
Net Loss	-	-	-	-	(632,548)	(632,548)

Balance - December 31, 2006	25,298,021	25,298	15,724,389	(156,300)	(19,328,151)	(3,734,764)

Shares issued in payment of notes	25,110,000	25,110	121,390	-	-	146,500
Shares issued for services and expenses	14,995,500	14,995	454,852	-	-	469,847
Shares issued to reduce accrued expenses	6,000,000	6,000	24,000	-	-	30,000
Shares issued to satisfy amounts not	-	-	-	-	-	-
given	110,000	110	(110)	-	-	-
Net Loss	-	-	-	-	(1,271,279)	(1,271,279)

Balance - December 31, 2007	71,513,521	71,513	16,324,521	(156,300)	(20,599,430)	(4,349,697)

Shares issued for services and expenses	500,000	500	3,000	-	-	3,500
Shares issued to reduce accrued expenses	800,000	800	7,200	-	-	8,000
Shares issued to reduce notes payable	1,800,000	1,800	7,200	-	-	9,000
Net Loss	-	-	-	-	(588,407)	(588,407)

Balance - December 31, 2008	74,613,521	$ 74,613	$ 16,341,921	$ (156,300)	$ (21,187,837)	$ (4,917,603)

The accompanying notes form an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2008	2007

REVENUE	$ -	$ 1,164

COST OF REVENUE	-	92

GROSS PROFIT	-	1,072

EXPENSES:
Selling, general and administrative	225,089	660,898
Impairment of assets	29,562	19,909
Product development	-	-

TOTAL EXPENSES	254,651	680,807

LOSS FROM OPERATIONS	(254,651)	(679,735)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(333,756)	(340,800)
Change in derivative liability	-	(250,744)
Other income (expense), net	-	-

TOTAL OTHER INCOME (EXPENSE)	(333,756)	(591,544)

LOSS BEFORE PROVISION FOR INCOME TAXES	(588,407)	(1,271,279)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (588,407)	$ (1,271,279)

BASIC AND DILUTED LOSS PER
COMMON SHARE	73,563,384	45,005,008

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (0.01)	$ (0.03)

The accompanying notes form an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (588,407)	$ (1,271,279)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	536	536
Change in derivative liability	-	250,744
Impairment of assets	29,562	19,909
Issuance of common stock for services and expenses	3,500	469,848
Issuance of stock to pay down note payable	9,000	146,500
Issuance of stock to pay down accrued expenses	8,000	30,000
Changes in operating assets and liabilities:
Inventory	-	125
Accounts payable	38,672	(4,000)
Accrued expenses - net	247,196	(131,000)
Accrued interest	253,442	340,800

Net cash used in operating activities	1,501	(147,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(29,562)

Net cash used in investing activities	-	(29,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to/from related parties	(9,000)	3,958
Advances from an officer	7,516	6,350
Note payable issued for salary expense	-	(110,500)
Net change in notes payable - other	-	277,232

Net cash (used in) provided by financing activities	(1,484)	177,040

INCREASE (DECREASE) IN CASH	17	(339)

CASH, Beginning of year	47	386

CASH, End of year	$ 64	$ 47

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ 333,756	$ 340,800
Income taxes paid	$ -	$ -

Notes payable issued to reduce accrued expenses	$ -	$ 275,000

The accompanying notes form an integral part of these financial statements.

CEPHUS HOLDING CORP. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1 - Organization and Significant Accounting Policies

Organization and Lines of Business

Cephus Holding Corp formerly Legend Mobile,  Inc., (the "Company"),  was  incorporated  in Delaware on January 13, 1998 and is the  successor  to Interactive  Entertainment  Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27,  1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company  to Delaware.  This merger was  retroactively  reflected in the December  31, 1997  financial  statements.  On June 27, 2002, the Company filed a  Certificate of Amendment to its Certificate of  Incorporation  to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc. In October 2008, the Company amended its articles to change the name to Cephus Holding Corp.

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

Basis of Presentation

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December  31, 2008 of  $588,407  and at  December  31,  2008,  had an accumulated  deficit of $21,187,837 and a working  capital  deficit of $4,917,766. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following  steps that it believes will be  sufficient  to provide  the  Company  with the  ability to  continue in  existence.  The Company is seeking additional  equity  capital to expand its cellular  phones  faceplates, mobile data services, and mobile applications business.

Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company and its 91%-owned subsidiary, Legend Studios and its 50% owned subsidiary, Legend Credit.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were no stock options granted during the year ended December 31, 2008 and 2007.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of December 31, 2008, the Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

Fair Value of Financial Instruments

For certain of the Company's  financial  instruments,  including  cash, accounts  payable,  accrued  expenses,  accrued  interest,  license fee payable, due to related parties, and advances from an officer,  the carrying  amounts  approximate fair value due to their short  maturities.  The amounts shown for notes payable also  approximate fair value because current interest rates and terms  offered to the Company for similar  debt are  substantially  the same.

 Cash and Cash Equivalents

For purposes of the statements of cash flows,  the Company defines cash equivalents  as all highly  liquid debt  instruments  purchased  with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

 Financial  instruments,   which  potentially  subject  the  Company  to concentrations of credit risk,  consist of cash. The Company places its cash with high quality  financial  institutions and at times may exceed the FDIC $250,000  insurance limit. The Company extends credit based on an evaluation of the customer's financial condition,  generally without collateral.  Exposure to losses on receivables is principally dependent on each  customer's  financial  condition.  The  Company  monitors  its exposure for credit losses and  maintains  allowances  for  anticipated losses, as required.

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

During the year ended December 31, 2008 the Company impaired the value of an investment in the amount of $29,562 and at December 31, 2007 the Company impaired the value of inventory in the amount of $19,909.

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

Earnings (Loss) Per Share

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the year  ended December  31,  2008  and  2007  because  the  effect  would  have  been  anti-dilutive:

    2008          2007

Conversion of Series A preferred stock

                   44,500          44,500

Conversion of Series B convertible preferred stock

               8,500,000     8,500,000

Conversion of Series C convertible preferred stock               14,777,500   14,777,500

             --------------    --------------

             23,322,000    23,322,000

All warrants and stock options were cancelled during the year ended December 31, 2007.

Minority Interest

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend  Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of December 31, 2008 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the years ended December 31, 2008 and 2007 do not reflect the minority interest's share of Legend  Studios'  losses for said years as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of December 31, 2008 or December 31, 2007 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the year ended  December  31, 2008 or December 31, 2007 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2008 or 2007 as the related accrual would result in the Company's recording of a minority interest receivable.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). The Company adopted this standard on December 27, 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect SFAS 160 to have a material impact on the Company’s financial position, results of operations, or cash flows

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted. The Company does not expect the adoption of SFAS 141 to have a material impact on its financial position, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2 as these items would not have an impact on the financial statements for the year ended December 31, 2008.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company adopted SFAS 162 on November 15, 2008, which had no impact on its financial position, results of operations, or cash flow.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

Note 2 - Fixed Assets

Fixed assets at December 31, 2008 consisted of the following:

Computer equipment

$    49,478

Furniture and fixtures

        3,452

      52,930

Less accumulated depreciation

     (52,767)

Net Fixed Assets

               $          163

Depreciation expense for the years ended December 31, 2008 and 2007 was $536 and $536, respectively.

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

Note 4 - Accrued Expenses

Accrued expenses at December 31, 2008, consist of the following:

Michael Jordan settlement

$   468,750

Unpaid management salary

     175,000

Miscellaneous

     159,354

 $  803,104

Note 5 - Notes Payable - Officer

As of September 30, 2004,  the Company  converted  $291,000 of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  As of December  31,  2008, the balance on this note is $263,496 with accrued interest related to this note amounted to $248,166.

During the year ended December 2006  the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $318,746.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum, interest accrued to date is $19,250, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 bearing interest at 10% per annum, interest accrued to date is $3,451.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of December 31, 2008 aggregated to $36,000.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2008, $125,000 of these notes and accrued  interest of $105,209 are still  outstanding. These notes are in default at December 31, 2006.

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

In September  2002,  the Company issued a note payable in the amount of $400,000  that accrues  interest at 10% per annum.  The  principal  and accrued  interest is to be repaid one-half on February 28, 2003 and the remaining  balance  on May 31,  2003.  The  Company  has not  made  the February 28, 2003 nor the May 31, 2003 payments. Interest accrued as of December  31,  2007  amounted  to  $173,333.  This note is in default at December 31, 2008. The note has been sold to other parties.  The Company does not have to accrue any more interest on the note and has paid down $110,500 of the principal balance by issuing shares of common stock at .005 a share  outstanding leaving a balance of $ 289,500.

In October  2003,  the Company  issued a note  payable in the amount of $20,000.  The note was due 45 days  after  issuance.  This note has not currently  been repaid.  There is no stated  interest rate on the note, but the Company did issue to the investor  100,000 warrants to purchase shares of the Company's  common stock for $0.35 per share.  The Company used the  Black-Scholes  model  to  determine  the fair  value of these 100,000 warrants with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 118%, (iii) weighted-average  risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years. The  value of these  warrants  of  $24,890  was has  been  recorded  as interest expense in the accompany consolidated statements of operations during the year ended  December  31,  2003.  This note is in default at December 31, 2008.

Note 7 – Notes Payable - Other

The Company issued  a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $2,500 was repaid leaving a balance of $97,500, bearing interest at 7% per annum  and accrued interest to date of $9,315.

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

Note 9 - Stockholders' Deficit

 Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock  ("Series  A")  authorized  of which 2,225  shares are issued and outstanding  at  December  31,  2008  Each  share  of  Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at December 31, 2008.

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

The Company has 147,775  shares of $0.01 par value Series C Convertible Preferred  Stock  authorized  of which  147,775  shares  are issued and outstanding at December 31, 2008.

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

In October 2008 the Company issued 800,000 shares of common stock to reduce accrued salaries in the amount of $8,000.

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

31, 2008

             --------------   -- ---------   --------------------------

Note 10 - Income Taxes

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2008 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         555,345

                   Equity instruments issued for compensation

            3,500

             Total deferred tax assets

           558,845

                   Less valuation allowance

         (558,845)

    $         --====

For the year ended  December 31, 2008,  the Company had federal and state net  operating loss   ("NOL")   carry forwards  of approximately $17,148,000 and $15,623,350,  respectively.  Federal NOLs could,  if unused,  expire in varying amounts in the years 2012 through 2021.  State NOLs, if unused, could expire in varying amounts from 2012 through 2021.

The valuation  allowance increased by $558,845 and $1,110,823 during 2008 and 2007, respectively.  The  Company  has  provided a 100%  valuation allowance  on the  deferred  tax assets at December  31, 2008 to reduce such asset to zero,  since there is no assurance  that the Company will generate  future taxable income to utilize such asset.  Management will review this  valuation  allowance  requirement  periodically  and make adjustments as warranted.

The  reconciliation  of the  effective  income tax rate to the  federal statutory  rate for the years  ended  December  31, 2008 and 2007 is as follows:

2008         2007

----------   ----------

            Federal income tax rate

 (34.0%)      (34.0%)

            State tax, net of federal benefit

   (2.0%)       (2.0%)

            Equity instruments issued for compensation

    .01%         25.2%

            Increase in valuation allowance

  35.99%       11.8%

            Effective income tax rate

     0.0%         0.0%

Note 12 - Commitments and Contingencies

Litigation

On September 26, 2008, a promissory note holder  filed a suit against the Company and it’s CEO, Mr. Peter Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s failure to pay a loan made by the note holder to the Company constituted a breach of contract.  The note holder is seeking compensatory damages plus interest and costs. The loan was made in 2001 in the principal amount of $100,000 and bears interest only upon default at a rate of 24% per annum.  As of December  31, 2008  the entire $100,000 principal amount in addition to accrued interest of $175,665 is past due.  The loan converts into shares of the Company’s common stock at a rate of $1 or the closing price of the commons stock for the previous trading day which based upon December  31, 2008 data would be 55,133,000 shares of the Company’s common stock.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2008, management believes that the Company is not a party to any other action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts events scheduled and produced by UCE, Inc.  The Company has contributed $29,562 toward the agreed-upon amount.  As of December 31, 2008, the Company has terminated the agreement and has impaired the investment in the amount of $29,562.

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this annual report on Form 10-K of CEPHUS HOLDING CORP.;

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

Dated: May 14, 2009

/s/ Peter Klamka

 Peter Klamka

 Chairman, President and Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Cephus Holding Corp., on Form 10-K for the year ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-K for the year ending December 31, 2008 fairly presents, in all material respects, the financial condition and result of operations of Cephus Holding Corp.

/s/ Peter Klamka

---------------------

Peter Klamka

Chairman, President and Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

May 14, 2009.