Form 10-Q
period 2009-03-31
CEPHUS HOLDING CORP.
filed 2009-05-18
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2009

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-24835

(Commission file number)

CEPHAS HOLDING CORP.

 (Exact name of small business issuer as specified in its charter)

Delaware

38-3399098

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

244 Fifth Ave. Ste. P203 New York, New York 10001

 (Address of principal executive offices)

(734)-274-5845

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2009 –73,308,869 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of March 31, 2009 (unaudited) and December 31, 2008

3

Consolidated Statements of Operations for the

three months ended March 31, 2009 and 2008 (unaudited)

4

Consolidated Statements of Cash Flows for the

three months March 31, 2009 and 2008 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	MARCH	DECEMBER
	31, 2009	31, 2008
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 64	$ 64
Investments	29,562	29,562

TOTAL CURRENT ASSETS	29,626	29,626

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,901)	(52,767)

NET FIXED ASSETS	29	163

TOTAL ASSETS	$ 29,655	$ 29,789

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	846,854	803,104
Accrued interest	1,450,211	1,366,772
Accrued derivative liability	250,744	250,744
License fees payable	200,000	200,000
Advances from an officer	74,688	74,688
Due to related parties	102,816	102,816
Notes payable - other	95,000	95,000
Notes payable	565,750	565,750
Note payable - officer	1,229,649	1,229,649

TOTAL CURRENT LIABILITIES	5,045,019	4,917,830

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 74,688,521(December 31, 2008-74,613,521) issued and outstanding	74,688	74,613
Additional paid-in capital	16,342,221	16,341,921
Stock subscription receivable	(156,300)	(156,300)
Accumulated deficit	(21,285,973)	(21,158,275)

TOTAL STOCKHOLDERS' DEFICIT	(5,015,364)	(4,888,041)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 29,655	$ 29,789

See accompanying notes

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

REVENUE	$ -	$ -

COST OF REVENUE	-	-

GROSS PROFIT	-	-

EXPENSES:
Selling, general and administrative	44,259	48,512

TOTAL EXPENSES	44,259	48,512

LOSS FROM OPERATIONS	(44,259)	(48,512)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83,439)	(83,439)

TOTAL OTHER INCOME (EXPENSE)	(83,439)	(83,439)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (127,698)	$ (131,951)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (127,698)	$ (131,951)
BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.002)	$ (0.002)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	74,683,521	71,769,959

See accompanying notes.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (127,698)	$ (131,951)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	134	134
Stock issued for services	375
Changes in operating assets and liabilities:
Inventory	-	-
Accounts payable	-	-
Accrued expenses	43,750	43,750
Accrued interest	83,439	83,439

Net cash used in operating activities	-	(4,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	-	4,591
Advances to(from) related parties, net	-	-

Net cash provided by financing activities	-	4,591

INCREASE (DECREASE) IN CASH	-	(37)

CASH, Beginning of period	64	47

CASH, End of period	$ 64	$ 10

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 83,439	$ 83,439
Income taxes paid	$ -	$ -

See accompanying notes

CEPHUS HOLDING CORP. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

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

Basis of Presentation

The accompanying  consolidated  financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December  31, 2008 of  $558,845  and at  December  31,  2008,  had an accumulated  deficit of $21,158,275 and a working  capital  deficit of $4,917,766. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

These interim financial statements include all adjustments in management's opinion to not make them misleading.

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

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent  with  the  methodology  prescribed  by SFAS  No.  123,  the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2008 and 2007:

2009

2008

Net loss

As reported

       $(127,698)  $(131,951)

Compensation recognized under APB 25

-

       -

Compensation recognized under SFAS 123

-

       -

            -----------    -------------

Pro forma

     $ (127,698)   $(131,951)

         Basic and diluted loss per common share:

           As reported

          $     (0.002)    $     (0.002)

           Pro forma

          $     (0.002)    $     (0.002)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of March 31, 2009, the

Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

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

Earnings (Loss) Per Share

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the three months  ended March 31, 2009 and 2008  because  the  effect  would  have  been  anti-dilutive:

    2009          2008

Conversion of Series A preferred stock

                   44,500          44,500

Conversion of Series B convertible preferred stock

              8,500,000     8,500,000

Conversion of Series C convertible preferred stock              14,777,500   14,777,500

            --------------    --------------

            23,322,000    23,322,000

All warrants and stock options were cancelled during the year ended December 31, 2007.

Minority Interest

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend  Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of March 31,2009 and December 31, 2008 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the three months ended March 31,  2009 and 2008 do not reflect the minority interest's share of Legend  Studios'  losses for said periods as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of  March 31, 2009 or December 31, 2008 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the three months ended March 31, 2009 and 2008 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2009 or 2008 as the related accrual would result in the Company's recording of a minority interest receivable.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim and annual reporting periods ending after December 15, 2008 and should be applied prospectively.

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited.

Previously, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how credit derivatives and any hybrid instruments affect an entity’s financial position, financial performance and cash flows. FSP SFAS 133-1 and FIN 45-4 also expands the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” by requiring the seller of a credit derivative to disclose the current status of the payment/performance risk of the guarantee. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, ending on or after November 15, 2008.

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

Note 2 - Fixed Assets

Fixed assets at March 31, 2009 consisted of the following:

Computer equipment

$    49,478

Furniture and fixtures

        3,452

      52,930

Less accumulated depreciation

     (52,901)

Net Fixed Assets

               $           29

Depreciation expense for the three months  ended March 31, 2009 and 2008 was $134 and $134, respectively.

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

Note 4 - Accrued Expenses

Accrued expenses at March 31, 2009, consist of the following:

Michael Jordan settlement

$   468,750

Unpaid management salary

     218,750

Miscellaneous

     159,354

 $  846,854

Note 5 - Notes Payable - Officer

As of September 30, 2004,  the Company  converted  $291,000 of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  As of March 31, 2009, the balance on this note is $263,496 with accrued interest related to this note amounted to $256,224.

During the year ended December 2006  the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $443,526.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum, interest accrued to date is $19,250, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 bearing interest at 10% per annum, interest accrued to date is $26,201.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of December 31, 2008 aggregated to $26,625.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2008, $125,000 of these notes and accrued  interest of $120,834 are still  outstanding. These notes are in default at December 31, 2006.

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

Note 7 – Notes Payable - Other

The Company issued  a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $2,500 was repaid, bearing interest at 7% per annum  and accrued interest to date of $11,021.

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

Series B Convertible Preferred Stock

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at March 31, 2009.

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

The Company has 147,775  shares of $0.01 par value Series C Convertible Preferred  Stock  authorized  of which  147,775  shares  are issued and outstanding at March 31, 2009.

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

During the first quarter ended March 31, 2009 the Company issued 75,000 shares for services rendered totaling $375.

Note 10 - Commitments and Contingencies

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2009, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts events scheduled and produced by UCE, Inc.  The Company has contributed $29,562 toward the agreed-upon amount as of March 31, 2009, which is included as investments on the Company’s balance sheet.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

Three months ended March  31, 2009  vs. March 31, 2008

Revenue for the three months ended March 31, 2009 was $0 compared to $0 for the three months ended March 31, 2008

The cost of revenue for the three months ended March  31, 2009 was $0 since there was no revenue as compared to  $0 for the period ended March 31, 2008

Selling, general and administrative expenses for the three months ended March 31, 2009 was $44,259 as compared to $48,512 for the three months ended March 31, 2008.

Interest expense and financing costs for the three months ended March 31, 2009 was $83,439 as compared to $ 83,439for the three months ended March  31, 2008.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $21,285,973. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the three months ended March 31, 2009. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have identified a weakness in our controls related to the issuance of shares for the three months ended March 31, 2009. We are unable to reconcile our shares outstanding and the number reported in our public filings. We believe the number of shares may be inaccurate by approximately 27,000 common shares. We intend to work closely with our transfer agent to prevent these errors for happening in the future.

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

We issued 75,000 shares for website design

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

CEPHUS HOLDING CORP.

May 15, 2009

By:

/s/ Peter Klamka

Peter Klamka, Principal  Executive Officer  and  Principal Financial  Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cephus Holding Corp.

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

Dated:  May 15, 2009

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile., Inc. (the "Registrant") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  May 15, 2009

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)