Form 10-Q
period 2009-06-30
CEPHUS HOLDING CORP.
filed 2009-08-21
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 29, 2009 –74,688,521shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30, 2009 (unaudited) and

December 31, 2008

3

Consolidated Statements of Operations for the

Six  months ended June 30, 2009 and 2008 (unaudited)

4

Consolidated Statements of Cash Flows for the

Six months June  30, 2009 and 2008 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	JUNE	DECEMBER
	30, 2009	31, 2008
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 607	$ 64

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,930)	(52,767)

NET FIXED ASSETS	-	163

TOTAL ASSETS	$ 607	$ 227

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	890,604	803,104
Accrued interest	1,533,650	1,366,772
Accrued derivative liability	250,744	250,744
License fees payable	200,000	200,000
Advances from an officer	74,688	74,688
Due to related parties	106,416	102,816
Notes payable - other	97,500	97,500
Notes payable	565,750	565,750
Note payable - officer	1,227,149	1,227,149

TOTAL CURRENT LIABILITIES	5,175,808	4,917,830
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 74,688,521(December 31, 2008-74,613,521) issued and outstanding	74,688	74,613
Additional paid-in capital	16,342,221	16,341,921
Stock subscription receivable	(156,300)	(156,300)
Accumulated deficit	(21,445,810)	(21,187,837)

TOTAL STOCKHOLDERS' DEFICIT	(5,175,201)	(4,917,603)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 607	$ 227

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

REVENUE	$ -	$ -	$ -	$ -

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES:
Selling, general and administrative	46,836	49,955	91,095	98,467

TOTAL EXPENSES	46,836	49,955	91,095	98,467

LOSS FROM OPERATIONS	(46,836)	(49,955)	(91,095)	(98,467)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83,439)	(83,439)	(166,878)	(166,878)

TOTAL OTHER INCOME (EXPENSE)	(83,439)	(83,439)	(166,878)	(166,878)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (130,275)	$ (133,394)	$ (257,973)	$ (265,345)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (130,275)	$ (133,394)	$ (257,973)	$ (265,345)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.002)	$ (0.002)	$ (0.003)	$ (0.004)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	74,651,021	73,002,046	74,651,021	73,002,046

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (257,973)	$ (265,345)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	375	3,500
Depreciation	163	268
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,000)
Accounts payable	87,500	87,500
Accrued interest	166,878	166,878

Net cash used in operating activities	(3,057)	(8,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	-	7,216
Advances from related parties, net	3,600	1,000

Net cash provided by financing activities	3,600	8,216

INCREASE (DECREASE) IN CASH	543	17

CASH, Beginning of period	64	47

CASH, End of period	$ 607	$ 64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 166,878	$ 166,878
Income taxes paid	$ -	$ -

CEPHAS HOLDING CORP. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies

Organization and Lines of Business

Cephas Holding Corp formerly Legend Mobile,  Inc., (the "Company"),  was  incorporated  in Delaware on January 13, 1998 and is the  successor  to Interactive  Entertainment  Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27,  1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company  to Delaware.  This merger was  retroactively  reflected in the December  31, 1997  financial  statements.  On June 27, 2002, the Company filed a  Certificate of Amendment to its Certificate of  Incorporation  to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc. In October 2008, the Company amended its articles to change the name to Cephas Holding Corp.

We are in the mobile application business. We are an approved developer on the Apple iTunes platform as well as the Android platform.

We have a contract with undisputed, mixed martial arts heavyweight champion, Fedor Emelinenko, granting us the right to develop iPhone applications. We have a contract with the “Iron Sheik” , a world famous professional wrestler, to develop mobile applications for the iPhone and Android platforms. We have a term sheet with MMA referee “Big” John McCarthy to develop iPhone applications. We currently offer “Ask the Sheik”, a mobile application on the Android platform.  We also began marketing, “Iron Sheik Sounboard” on the Android plaform. We have also submitted a version of the “Iron Sheik Soundboard” to Apple for sale on the App Store on iTunes.

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

We continue to seek out new opportunities for licenses and brands that would be complimentary to our applications in development.

Basis of Presentation

The accompanying  consolidated  interim financial statements have been prepared in conformity  with  accounting  principles  generally  accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the six months ended June  30, 2009 of  $257,973  and at  June 30, 2009,  had an accumulated  deficit of $21,445,810 and a working  capital  deficit of $5,175,201. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the  Company's   ability  to  continue  as  a  going   concern.   These consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.  These  consolidated interim financial  statements  do not include any  adjustments  relating to the recoverability and classification of recorded asset amounts, or amounts and  classification  of liabilities  that might be necessary should the Company be unable to continue as a going concern.

These interim financial statements include all adjustments in management's opinion to not make them misleading.

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 21, 2009, which is the date the consolidated financial statements were issued.  No events have occurred sub sequent to June 30, 2009 that require disclosure or recognition in these financial statements.

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

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent  with  the  methodology  prescribed  by SFAS  No.  123,  the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2009 and 2008 respectively:

  2009

      2008

Net loss

As reported

   $(257,973)  $(265,345)

Compensation recognized under APB 25

          -

                -

Compensation recognized under SFAS 123

          -

                 -

    -----------    -------------

Pro forma

 $ (127,698)   $(131,951)

         Basic and diluted loss per common share:

           As reported

          $        (0.003)    $     (0.004)

           Pro forma

          $        (0.003)    $     (0.004)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of June 30, 2009, the

Company used estimates  in   determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

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

Earnings (Loss) Per Share

The Company  reports  earnings (loss) per share in accordance with SFAS No. 128,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the six months  ended June 30, 2009 and 2008  because  the  effect  would  have  been  anti-dilutive:

          2009          2008

Conversion of Series A preferred stock

        44,500          44,500

Conversion of Series B convertible preferred stock

   8,500,000    8,500,000

Conversion of Series C convertible preferred

 stock        14,777,500  14,777,500

                 --------------  -------------

23,322,000    23,322,000

All warrants and stock options were cancelled during the year ended December 31, 2007.

Minority Interest

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend  Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of June 30,2009 and December 31, 2008 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the six months ended June 30,  2009 and 2008 do not reflect the minority interest's share of Legend  Studios'  losses for said periods as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of  June 30, 2009 or December 31, 2008 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the six months ended June 30, 2009 and 2008 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2009 or 2008 as the related accrual would result in the Company's recording of a minority interest receivable.

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

Fixed assets as at June 30, 2009 consisted of the following:

Computer equipment

$    49,478

Furniture and fixtures

        3,452

      52,930

Less accumulated depreciation

     (52,930)

Net Fixed Assets

               $            nil

Depreciation expense for the six months  ended June 30, 2009 and 2008 was $163 and $268, respectively.

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

Accrued expenses at June 30, 2009, consist of the following:

Michael Jordan settlement

$   468,750

Unpaid management salary

     262,500

Miscellaneous

     159,354

 $  890,604

Note 5 - Notes Payable - Officer

As of September 30, 2004,  the Company  converted  $291,000 of advances from its CEO, Mr.  Klamka,  into a note payable that bears  interest at 21% per annum and is payable  upon  demand.  As of June 30, 2009, the balance on this note is $263,496 with accrued interest related to this note amounted to $270,058.

During the year ended December 2006  the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $483,369.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum, interest accrued to date is $22,750, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 bearing interest at 10% per annum, interest accrued to date is $26,944.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of June 30, 2009 aggregated to $27,250.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of June 30, 2009, $125,000 of these notes and accrued  interest of $123,959 are still  outstanding. These notes are in default at December 31, 2006.

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

Note 7 – Notes Payable - Other

The Company issued  a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $2,500 was repaid, bearing interest at 7% per annum  and accrued interest to date of $12,727.

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

Note 9 - Stockholders' Deficit

 Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock  ("Series  A")  authorized  of which 2,225  shares are issued and outstanding  at  June 30, 2009.  Each  share  of  Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at June 30, 2009.

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

The Company has 147,775  shares of $0.01 par value Series C Convertible Preferred  Stock  authorized  of which  147,775  shares  are issued and outstanding at June 30, 2009.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2009, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts events scheduled and produced by UCE, Inc.  The Company has contributed $29,562 toward the agreed-upon amount as of June 30, 2009, which is included as investments on the Company’s balance sheet.

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

Since our inception, we have incurred significant losses and at June 30 , 2009 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Six  months ended June 30, 2009  vs. June 30, 2008

Revenue for the six months ended June 30, 2009 was $0 compared to $0 for the three months ended June 30, 2008

The cost of revenue for the six months ended June 30, 2009 was $0 since there was no revenue as compared to  $0 for the period ended June 30, 2008

Selling, general and administrative expenses for the six months ended June 30, 2009 was $91,095 as compared to $98,467 for the three months ended June 30, 2008.

Interest expense and financing costs for the six months ended June 30, 2009 was $166,878 as compared to $ 166,878 for the three months ended June 30 , 2008.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $21,445,810. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

Cephas Holding ,Corp.

August 20,2009

By:

/s/ Peter Klamka

Peter Klamka, Principal  Executive Officer  and

  Principal Financial  Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cephas Holding Corp.;

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

Dated:  August 20, 2009

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 20, 2009

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)