Form 10-Q
period 2009-09-30
CEPHUS HOLDING CORP.
filed 2009-11-19
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2009 –79,688,521shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of September 30, 2009 (unaudited) and

                 December 31, 2008

3

Consolidated Statements of Operations for the

Six  months ended September 30, 2009 and 2008 (unaudited)

4

Consolidated Statements of Cash Flows for the

Six months September  30, 2009 and 2008 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	SEPTEMBER	DECEMBER
	30, 2009	31, 2008
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 7	$ 64

TOTAL CURRENT ASSETS	7	64

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,930)	(52,767)

NET FIXED ASSETS	-	163

TOTAL ASSETS	$ 7	$ 64

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	934,354	803,104
Accrued interest	1,617,089	1,366,772
Accrued derivative liability	250,744	250,744
License fees payable	200,000	200,000
Advances from an officer	74,688	74,688
Due to related parties	97,816	102,816
Notes payable - other	97,500	97,500
Notes payable	565,750	565,750
Note payable - officer	1,227,140	1,227,149

TOTAL CURRENT LIABILITIES	5,294,397	4,917,830

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000 shares
authorized; 79,688,521(December 31, 2008-74,613,521) issued and outstanding	79,688	74,613
Additional paid-in capital	16,345,221	16,341,921
Stock subscription receivable	(156,300)	(156,300)
Accumulated deficit	(21,572,999)	(21,187,837)

TOTAL STOCKHOLDERS' DEFICIT	(5,264,828)	(4,888,041)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7	$ 227

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

REVENUE	$ -	$ -	$ -	$ -

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES:
Selling, general and administrative	43,750	44,184	134,845	142,651

TOTAL EXPENSES	43,750	44,184	134,845	142,651

LOSS FROM OPERATIONS	(43,750)	(44,184)	(134,845)	(142,651)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83,439)	(83,439)	(250,317)	(166,878)

TOTAL OTHER INCOME (EXPENSE)	(83,439)	(83,439)	(250,317)	(166,878)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (127,189)	$ (127,623)	$ (385,162)	$ (309,529)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (127,189)	$ (127,623)	$ (385,162)	$ (309,529)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.002)	$ (0.002)	$ (0.005)	$ (0.004)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	75,067,688	73,273,521	75,067,688	73,273,521

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (385,162)	$ (392,968)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	375	3,500
Depreciation	163	402
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,000)
Accounts payable	131,250	211,564
Accrued interest	250,317	170,003

Net cash used in operating activities	(3,057)	(8,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	-	7,516
Issuance of stock for cash	8,000	-
Advances from related parties, net	(5,000)	1,000

Net cash provided by financing activities	3,000	8,516

INCREASE (DECREASE) IN CASH	(57)	17

CASH, Beginning of period	64	47

CASH, End of period	$ 7	$ 64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 250,317	$ 250,317
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. and SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Stock Based Compensation

FASB ASC Topic regarding,  "Accounting for Stock-Based  Compensation,"  establishes and encourages the use of the fair value based method of accounting for stock-based compensation  arrangements under which compensation cost is determined using the fair value of stock-based  compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current  intrinsic value accounting  method specified  in  FASB ASC Topic regarding, "Accounting  for Stock Issued to Employees," to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has  disclosed  the pro forma effect of using the fair value based  method to account  for its  stock-based  compensation  issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense.. For non-employee stock based compensation the Company recognizes an expense in accordance with FASB ASC Topic regarding “Accounting for Stock-Based Compensation”  and values the equity  securities  based on the fair value of the security on the date of grant. For stock-based  awards the value is based on the market  value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of  tradability.  Stock  option  awards are  valued  using the Black-Scholes option-pricing model.

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent  with  the  methodology  prescribed  by FASB ASC Topic regarding “Accounting for Stock-Based Compensation,  the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2009 and 2008 respectively:

2009

2008

Net loss

As reported

       $(385,162)  $(309,529)

Compensation recognized under APB 25

-

       -

Compensation recognized under SFAS 123

-

       -

            -----------    -------------

Pro forma

     $ (385,162)   $(309,529)

         Basic and diluted loss per common share:

           As reported

          $     (0.002)    $     (0.004)

           Pro forma

          $     (0.002)    $     (0.004)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of America  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities and disclosures of contingent  assets and  liabilities at the date of the  consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of September 30, 2009, the Company used estimates in

determining   the  value  of  common  stock  issued  to consultants  for  services.  Actual  results  could  differ  from these estimates.

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

Comprehensive Income

The Company has adopted FASB ASC Topic regarding, "Reporting Comprehensive  Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented

Fixed Assets

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

Impairment of Long-Lived Assets

In  October  2001,  the FASB ASC Topic regarding,  "Accounting  for  Impairment or Disposal of Long-Lived Assets".  requiring that long-lived assets  to be  disposed  of by sale,  including  those of  discontinued operations,  be measured at the lower of carrying  amount or fair value less cost to sell,  whether  reported in  continuing  operations  or in discontinued  operations.  FASB ASC Topic regarding,  "Accounting  for  Impairment or Disposal of Long-Lived Assets"broadens  the  reporting  of discontinued  operations  to include all  components  of an entity with operations  that can be  distinguished  from the rest of the entity and that will be eliminated from the ongoing  operations of the entity in a disposal  transaction.  FASB ASC Topic regarding,  "Accounting  for  Impairment or Disposal of Long-Lived Assets"also establishes a "primary-asset" approach to determine  the cash flow  estimation  period for a group of assets and  liabilities  that  represents  the unit of accounting for a long-lived asset to be held and used. The Company's  adoption effective January  1,  2002  did not  have a  material  impact  to the  Company's financial position or results of operations.

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

Income Taxes

The Company  accounts for income taxes in accordance with FASB ASC Topic regarding, "Accounting  for Income  Taxes."  Deferred  taxes are  provided  on the liability  method  whereby  deferred  tax  assets  are  recognized  for deductible  temporary  differences,  and deferred tax  liabilities  are recognized for taxable temporary differences. Temporary differences are the differences  between the reported amounts of assets and liabilities and their tax bases.  Deferred  tax assets are  reduced by a  valuation allowance  when, in the opinion of  management,  it is more likely than not  that  some  portion  or all of the  deferred  tax  assets  will be realized.  Deferred  tax assets and  liabilities  are  adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share

The Company  reports  earnings (loss) per share in accordance with FASB ASC Topic regarding,  "Earnings  per  Share."  Basic  earnings  (loss) per share is  computed by dividing income (loss) available to common  shareholders by the  weighted  average  number  of  common  shares  available.  Diluted earnings (loss) per share is computed  similar to basic earnings (loss) per share  except  that the  denominator  is  increased  to include the number of additional  common shares that would have been outstanding if the  potential  common  shares had been  issued  and if the  additional common shares were dilutive.  Diluted earnings (loss) per share has not been  presented  since the effect of the assumed  conversion of options and  warrants to purchase  common  shares  would have an  anti-dilutive effect.  The following  potential common shares have been excluded from the  computation  of  diluted  net loss per  share  for the six months  ended June 30, 2009 and 2008  because  the  effect  would  have  been  anti-dilutive:

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

Minority Interest

Minority interest represents the minority  shareholders'  proportionate share of the equity of Legend  Studios.  During the year ended December 31, 2000, the Company sold 410,000 or 17% of the common stock of Legend Studios.  Legend Studios,  on a stand-alone  basis, had a shareholders' deficit. As a result, the Company's  investment in Legend Studios had a negative  carrying  value.  The  increase in  capitalization  of Legend Studios  resulting  from the sale of 410,000  shares of common stock to outside investors benefited the Company in that it reduced the negative carrying  value  of  the  Company's   investment  in  Legend   Studios. Accordingly,   the  Company  has   accounted  for  the  change  in  its proportionate  share  of  Legend  Studios'  equity  resulting  from the issuance of stock to outside  investors as an increase in shareholders' equity  and  a  reduction  in  minority   interest   liability  in  the consolidated  financial  statements.  During 2001,  three of the Legend Studios shareholders  exchanged 173,999 shares of Legend Studios common stock for 173,999  shares of the Company's  common stock.  During 2002, one of the Legend Studios shareholders exchanged 1,000 shares of Legend  Studios  common stock for 1,000 shares of the  Company's  common stock. The  accompanying  consolidated  financial  statements do not reflect a minority interest  liability as of September 30, 2009 and December 31, 2008 as Legend Studios, on a stand-alone  basis,  had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the three months ended September 30,  2009 and 2008 do not reflect the minority interest's share of Legend  Studios'  losses for said periods as the related accrual would  result  in the  Company's  recordation  of a  minority  interest receivable.

In addition,  during the year ended  December 31, 2004,  the  Company's ownership in Legend  Credit  increased to 50%  resulting in the Company consolidating  the  financial  statement  of  Legend  Credit  with  the Company.  The  accompanying  consolidated  financial  statements do not reflect a minority interest liability as of  September 30, 2009 or December 31, 2008 as Legend  Credit, on a stand-alone basis, had a stockholders'  deficit as of such date. The  accompanying  consolidated  statements of operations for the six months ended September 30, 2009 and 2008 do not reflect the  minority  interest's share of Legend  Credits'  losses for 2009 or 2008 as the related accrual would result in the Company's recording of a minority interest receivable.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance modified earlier guidance to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements under GAAP for accounting for contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This guidance, which was effective for the Company when issued, has no impact on the Company’s current financial statements, but will apply to any future acquisitions.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its second quarter 2009 financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009.

 In June 2009, the FASB issued guidance changing the approach used to determine the primary beneficiary of a variable interest entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends previous guidance for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, the revised guidance requires enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. The new guidance is effective for the Company beginning January 1, 2010 and is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. - This statement established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

Note 2 - Fixed Assets

Fixed assets as at September 30, 2009 consisted of the following:

Computer equipment

$    49,478

Furniture and fixtures

        3,452

      52,930

Less accumulated depreciation

     (52,930)

Net Fixed Assets

               $            nil

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $163 and $402, respectively.

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

Accrued expenses at September 30, 2009, consist of the following:

Michael Jordan settlement

$   468,750

Unpaid management salary

     306,250

Miscellaneous

     159,354

 $  934,354

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

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum, interest accrued to date is $26,250, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 bearing interest at 10% per annum, interest accrued to date is $27,687.

Note 6 - Notes Payable

In July and August  1997,  the  Company  received  $56,250  through the issuance of 8% promissory  notes and common stock purchase  warrants to acquire Company stock.  The notes and accrued  interest are payable one year from the date of issuance  or the closing of an equity  funding of the Company of a minimum of $500,000, whichever is sooner. In 1999, one of the note  holders  converted  $25,000  of  principal  and  $5,500 of accrued  interest into 6,100 shares of the Company's  common stock. The remainder  of the notes,  which  amounts to  $31,250,  continues  to be outstanding  notwithstanding the fact that payments owed by the Company thereunder are now past due.  Interest  accrued as of September 30, 2009 aggregated to $27,875.

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

During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of September 30, 2009, $125,000 of these notes and accrued  interest of $127,084 are still  outstanding. These notes are in default at December 31, 2006.

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

Note 7 – Notes Payable - Other

The Company issued  a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $2,500 was repaid, bearing interest at 7% per annum  and accrued interest to date of $14,433.

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

Note 9 - Stockholders' Deficit

 Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock  ("Series  A")  authorized  of which 2,225  shares are issued and outstanding  at  September 30, 2009.  Each  share  of  Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000  shares of $0.01 par value Series B Convertible Preferred  Stock  authorized  of which  850,000  shares  are issued and outstanding at September 30, 2009.

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

The Company has 147,775  shares of $0.01 par value Series C Convertible Preferred  Stock  authorized  of which  147,775  shares  are issued and outstanding at September 30, 2009.

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

During the quarter ended September 30, 2009 the Company issued 5,000,000 for a total of consideration of $8,000.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2009, management believes that the Company is not a party to any action which would have a  material  impact on its  financial  condition,  operations,  or cash flows.

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts events scheduled and produced by UCE, Inc.  The Company has contributed $29,562 toward the agreed-upon amount as of September 30, 2009, which is included as investments on the Company’s balance sheet.

Note 11 – Subsequent Events Review

The Company has evaluated all subsequent events through November 17, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

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

Since our inception, we have incurred significant losses and at September 30 , 2009 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2008.

Results of Operations

Nine  months ended  September 30, 2009  vs. September 30, 2008

Revenue for the nine months ended September 30, 2009 was $0 compared to $0 for the three months ended September 30, 2008

The cost of revenue for the nine months ended September 30, 2009 was $0 since there was no revenue as compared to  $0 for the period ended September 30, 2008

Selling, general and administrative expenses for the nine months ended September 30, 2009 was $134,854  as compared to $142,651 for the nine months ended September 30, 2008.

Interest expense and financing costs for the nine months ended September 30, 2009 was $250,317 as compared to $ 166,878 for the nine months ended September 30 , 2008.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $21,543,437. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009 the Company issued 5,000,000 for a total of consideration of $8,000.

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

November 18, 2009

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

Dated:  November 18, 2009

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  November 18, 2009

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)