Form 10-K
period 2009-12-31
CEPHUS HOLDING CORP.
filed 2010-10-06
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from               to

--------------   --------------

Commission file number: 000-24835

Cephas Holding Corp.

(Name of small business issuer in its charter)

DELAWARE                                      38-3399098

(State or other jurisdiction of incorporation or organization           (I.R.S. Employer Identification

No.)

)

2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: 734-274-5845

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 168

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $  954,000 as of July 31, 2010

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 119,983,617 AS OF September 1, 2010

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

We are a developer and marketer of mobile applications.  We are develop applications for the  iPhone platform. Our focus is on entertainment themed applications. We have two subsidiaries, Legend Credit Inc.  and Legend Studios which did not have any business operations as of December 31, 2009.

OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

We currently sell an application on the iTunes store called, “The Iron Sheik Soundboard.” The

Iron Sheik is a popular character from professional wrestling.

We also distribute free of charge an iPhone application called MMAUnderboss which is a collection of newswires covering the sport of mixed martial arts.  We believe that this application will allow us to advertise additional apps that will be sold on a per download basis. We also have the option to add advertising to the MMA Underboss application but have not done so yet.

We are also developing applications for the iPhone under license from MMA star, Fedor Emelineko. We have completed primary development on Mobile Fedor and are finalizing its release.

We are negotiating with several other MMA and UFC personalities and brands for licenses related to the iPhone platform.

We also offer a newswire dedicated to rock music called Metal News. Metal News is advertiser supported and is a free download to users who agree to look at banner ads in exchange for free content.

We intend to develop more free applications with the intention of creating a large user base that can be attractive to advertisers as well as to allow us to  sell virtual goods such as images and ringtones, develop fantasy-type sports contests, and for location based incentives such as coupons and geographically specific offers.  We also expect to use our free newswire apps such as MMAUnderboss for the promotion and sale of fee based apps like Mobile Fedor.

MARKETING AND PROMOTION OF IPHONE PHONE PRODUCTS

We continually evaluate numerous ways to reach our potential customers and to promote our products. We intend to promote our products through the following means:

-Online advertising and promotion. We maintain both a Facebook page and a Twitter page. We continue to evaluate other new and emerging opportunities in the online field.

-Free products and promotions to early adopters, members of the media and other key influencers;

- Individual webpages for specific apps with special content such as behind the scenes videos. We currently maintain a site called IronSheikApps at www.ironsheikapps.com. The site promotes the sale of the application and allows users to see behind the scenes footage from the audio taping of the app with the Iron Sheik.

-Personal and media appearances. Our contracts with both Fedor Emelineko and the Iron Sheik grant us the ability to at our option to have personal appearances. These appearances can be used for radio and television or autograph signings directly to with fans.

-Comarketing with other related companies. For example, the Iron Sheik recently appeared on the Howard Stern radio program and discussed his work with Cephas Holdings. This was at no charge to the company as the Sheik was scheduled for a general promotional appearance.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. For the year ended December 31, 2009 we incurred a net loss $479,608.  There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2009, we had an accumulated deficit of $21,662,302. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2009, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2009, which are included in this Form 10-K, indicate that there was substantial doubt as of December 31, 2009 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

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

We have changed Auditors

On September , 2010, Auditor  Silberstein Ungar, PLLC resigned  as Cephas Holding Corps independent accountant responsible for auditing its financial statements over fees.  The Company retained Peter Messineo, CPA as its new independent accountants.

EMPLOYEES

As of December 31, 2009, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of  an executive office suite at 2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016. The monthly rent is variable based on usage and is renewable annually.

ITEM 3. LEGAL PROCEEDINGS.

The company is party to legal proceedings from time to time. None of the legal proceedings in management’s opinion would have an adverse material impact on the company.

On September 26, 2008, Mr. Denner filed a suit against the Company and Mr. Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s failure to pay a loan made by Mr. Denner to the Company constituted a breach of contract.  Mr. Denner is seeking compensatory damages plus interest and costs. The loan was made by Mr. Denner in 2001 in the principal amount of $100,000 and bears interest only upon default at a rate of 24% per annum.  As o f July 31, 2010 case against Cephas Holdings f/k/a Legend Mobile and Peter Klamka,, individually, was dismissed.

There are several judgments against our company that could effect our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is traded on the Pink Sheets under the symbol CEHC.  The following table sets forth the range of high and low bid quotations for each of the prior eight (8) fiscal quarters. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2008                                  $.003          $.004

June 30, 2008                                     $.004           $.0045

September 30, 2008                            $.01            $.001

December 31, 2008                            $.005          $.001

March 31, 2009.......................          $   0.006         $   0.006

June 30, 2009........................            $   0.006        $   0.005

September 30, 2009...................       $   0.15           $  0.006

December 31, 2009....................       $   0.0075        $   0.0075

On July 30 2010 the closing bid price for the common stock on the Pink Sheets was $0.008

HOLDERS

As of July 30, 2010  there were 153 record holders of our common stock. This does not include shares held in street names.

DIVIDENDS

Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability develop our mobile applications. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2009  elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of  mobile phone applications for the iPhone platform. We currently have three apps available to consumers. Our three apps ~~our~~ are “Iron Sheik Soundboard”, “MMAUnderboss” and “Metal News”.

Since our inception, we have incurred net losses of $21,662,302and at December 31, 2009 current liabilities exceeded current assets by $5,316,861. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the Iphone and Ipad applications ..

Our business model is to grow in the area of mobile content   and mobile applications specifically in the area of mixed martial arts and more generally content that reaches a young male demographic. This business model includes seeking to obtain licenses with well-known MMA figures and brands, develop large promotional programs that permit us to market our products more effectively and develop other distribution channels.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2009.

Results of Operations

Year ended December 31, 2009 vs. December 31, 2008

Revenue for the year ended December 31, 2009 increased by $168 from $0 for the year ended December 31, 2008 to $168 for the year ended December 31, 2009. Revenue for the year ended December 31, 2009  was from sales of the Iron Sheik Iphone application ..

Cost of revenue for the year ended December 31, 2009 decreased by $ 34,995  from $225,089 for the year ended December 31, 2008 to $190,094 for the year ended December 31, 2009. Cost of revenue as a percentage of revenue was 100% and 100% for the year ended December 31, 2009 and 2008, respectively.

Selling, general and administrative expenses for the year ended December 31, 2009 decreased by $34,995 or 15.5% from $225,089 for the year ended December 31, 2008 to $190,094 for the year ended December 31, 2009. A majority of selling, general and administrative expenses in 2009 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2009 stayed the same at 333,756 for the year ended December 31, 2008  and $333,756 for the year ended December 31, 2009.

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2008 and 2009. We own a 50% interest in Legend Credit, which previously marketed prepaid debit cards.

Net loss for the year ended December 31, 2009 was $479,608 as compared with $583,264 for the year ended December 31, 2008.  The loss was attributable primarily to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In 2009, we raised $8 , 000 from the sale of   5,000,000 shares of our common stock.

We have incurred net losses since our inception of $21,662,302. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 15, 2010,  Auditor  Silberstein Ungar, PLLC resigned  as Cephas Holding Corps independent accountant responsible for auditing its financial statements the Company  retained Peter Messineo CPA as its new independent accountants.

The company’s   decision to retain Peter Messineo was unanimously approved by Cephas Holdings’ board of directors.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ecause of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Under the supervision of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Because we were we required by change auditors, the company did not have in place disclosure controls or procedures which allowed it to transition to a new auditor within the time periods specified in the SEC rules and forms.  Based upon that evaluation, our Chief Executive Officer concluded that as of December 31, 2009, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

While our lack of internal controls during the transition to our new auditor has affected both the nature and the timeliness of our processing information, we have completed our internal control procedures. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles

Because we acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 41 Chairman of the Board, CEO, President, Treasurer & Secretary

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception in May 1997. Mr. Klamka is a former licensed Mixed Martial Arts promoter in the State of Nevada. He also has worked with numerous professional athletes, celebrities, and well known brands. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

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

Mr. Klamka is involved in other business ventures, including the ownership and management other private and public businesses.  Mr. Klamka is the   President of  Solar Acquisition Corp., a reporting company.  Mr. Klamka is also the President of Miss World Holdings Inc. a reporting company.  Mr. Klamka is also the President of WTTJ Corp., a reporting company.

We have no employment or other written agreement with Mr. Klamka.  Mr. Klamka has stated he will not enter into any business that competes directly with Cephas Holding Corp.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2009, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2009     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                                   2008     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2008 and 2009, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2009, 0 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on July 31, 2010 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address(1)	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)

Peter Klamka	1,240,500 Common(2)	1.8%
	850,000 Series B Preferred(3)	100%

	147,775 Series C Preferred(4)	100%
	1,000,000 Series D Preferred(5)	100%
Barton PK, LLC	4,000,000 Common(6)	6.2%

(1)  Figures based on an estimated 94,883,679 shares of common stock outstanding as of December 31, 2009.

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

EQUITY COMPENSATION PLANS

As of December 31, 2009, our equity compensation plans were as follows:

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

    S-K NUMBER

------------------- --------------------------------------------------------------------------------------------------

Certificate of Incorporation of PTN Media, Inc. dated as of January 13, 1998 (1)

----------------------------------------------------------------------------------------------------------------------

1.1

Certificate Of Designations Of  Class A Convertible Preferred Stock(1)

1.2

Certificate  Of Decrees of Class A Convertible Preferred Stock(1)

1.3

Certificate Of Designations Of  C Convertible Preferred Stock(1)

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

       10.8         License Supply and Distributor Agreement between PTN Media, Inc. and Motorola, Inc. dated   February 25, 2002 (6)

------------------- --------------------------------------------------------------------------------------------------

       10.9         License Amendment between PTN Media, Inc. and Christina Aguilera (6)

------------------- --------------------------------------------------------------------------------------------------

       21.1         List of Cephus Holding Inc. Subsidiaries (7)

------------------- --------------------------------------------------------------------------------------------------

23.1         Consent of Independent Certified Public Accountants (7)

23.2         Consent of Independent Certified Public Accountants(7)

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

                    Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (7)

------------------- --------------------------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File #333-51933).

(2) Incorporated by reference from the Company's Definitive Proxy Statement filed on July 24, 2000.

(3) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 2000.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 filed on December 11, 2000.

(5) Incorporated by reference from the Company's Form 8-K filed January 9, 2001.

(6) Incorporated by reference from the Company's Form 10-K filed April 16, 2002

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2008 and 2009, our principal accountants have billed approximately $7,250 and approximately $5,250 respectively, for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2009 and 2008.

TAX FEES

There were not fees billed for the fiscal years ended December 31, 2009 and 2008, for tax compliance, tax advice, and tax planning services.

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

Cephas Holding Corp..

Date: October 5, 2010 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)         October 5, 2010

Peter Klamka

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

CEPHUS HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

F - 1

Consolidated Balance Sheets as of December 31, 2009 and 2008

F - 2

Consolidated Statements of Operations for the years ended

December 31, 2009 and 2008

F - 3

Consolidated Statement of Stockholders’ Deficit as of December 31, 2009

F - 4

Consolidated Statements of Cash Flows for the years ended

December 31, 2009 and 2008

F - 5

Notes to Financial Statements

F - 6 – F - 14

Silberstein Ungar, PLLC CPAs and Business Advisors

  Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cephus Holding Corp. and Subsidiaries

Ann Arbor, MI

We have audited the accompanying balance sheet of Cephus Holding Corp. and Subsidiaries, as of December 31, 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cephus Holding Corp. and Subsidiaries as of and for the year ended December 31, 2008 were audited by other auditors whose report dated May 1, 2009 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cephus Holding Corp. and Subsidiaries, as of December 31, 2009 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cephus Holding Corp. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 23, 2010

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
Current Assets
Cash	$ 176	$ 64
Prepaid expenses	36,000	0
Total Current Assets	36,176	64

Property and equipment, net	0	163

TOTAL ASSETS	$ 36,176	$ 227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	865,500	690,500
Accrued interest	1,813,132	1,479,376
Accrued derivative liability	230,695	250,744
License fees payable	200,000	200,000
Due to related parties	64,038	74,688
Advances from an officer	97,466	102,816
Notes payable	538,250	565,750
Note payable - officer	1,217,149	1,229,649
Note payable – related party	97,500	95,000
Total Liabilities	5,353,037	4,917,830

Stockholders’ Deficit
Series A Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775 shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 150,000,000 shares authorized; 94,883,679 shares issued and outstanding (2008 – 74,613,521)	94,884	74,613
Additional paid-in capital	16,406,025	16,341,921
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(5,143)
Accumulated deficit	(21,662,302)	(21,182,694)
Total Stockholders’ Deficit	(5,316,861)	(4,917,603)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 36,176	$ 227

See accompanying notes to financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE	$ 168	$ 0

EXPENSES:
Selling, general and administrative	190,094	225,089

LOSS FROM OPERATIONS	(189,926)	(225,089)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(333,756)	(333,756)
Change in derivative liability	20,049	0
Impairment of investments	0	(29,562)
Write off of loan payable	20,000	0
TOTAL OTHER INCOME (EXPENSE)	(293,707)	(363,318)

LOSS BEFORE PROVISION FOR INCOME TAXES	(483,633)	(588,407)

PROVISION FOR INCOME TAXES	-	-

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	4,025	5,143

NET LOSS	$ (479,608)	$ (583,264)

LOSS PER COMMON SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	78,861,437	73,563,384

See accompanying notes to financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF DECEMBER 31, 2009

	Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2008	2,225	$ 22	850,000	$ 8,500	147,775	$ 1,478

Balance - December 31, 2009	2,225	$ 22	850,000	$ 8,500	147,775	$ 1,478

	Common stock		Additional paid-in	Stock subscription	Non-controlling	Accumulated	Total Stockholders’ Deficit (including preferred stock from
	Shares	Amount	capital	receivable	interest	deficit	above)

Balance, December 31, 2008	74,613,521	$ 74,613	$16,341,921	$ (156,300)	$ (5,143)	$ (21,182,694)	$ (4,917,603)

Prior year share adjustment	(4,842)	(4)	4	-	-	-	0

Shares issued for services	9,025,000	9,025	36,100	-	-	-	45,125

Shares issued for reduction in debt	6,250,000	6,250	25,000	-	-	-	31,250

Shares issued for cash	5,000,000	5,000	3,000	-	-	-	8,000

Net loss for the year ended December 31, 2009	-	-	-	-	(4,025)	(479,608)	(483,633)

Balance, December 31, 2009	94,883,679	$ 94,884	$16,406,025	$ (156,300)	$ (9,168)	$ (21,662,302)	$ (5,316,861)

See accompanying notes to financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$ (479,608)	$ (583,264)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	163	536
Loss attributable to non-controlling interest	(4,025)	(5,143)
Change in derivative liability	(20,049)	0
Write off of note payable	(20,000)	0
Impairment of investment	0	29,562
Issuance of common stock for services and expenses	9,125	3,500
Changes in operating assets and liabilities:
Accounts payable	0	38,672
Accrued expenses - net	175,000	255,196
Accrued interest	333,756	253,442
Net cash used in operating activities	(5,638)	(7,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to/from related parties	3,100	0
Shares issued for cash	8,000	0
Advances from an officer - net	(5,350)	7,516
Net cash used in provided by financing activities	5,750	7,516

INCREASE IN CASH	112	17

CASH, Beginning of year	64	47

CASH, End of year	$ 176	$ 64

SUPPLEMENTAL NON-CASH DISCLOSURES:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Stock issued for services and recorded as prepaid expense	$ 36,000	$ 0
Stock issued for reduction in notes payable and accrued expenses	$ 31,250	$ 17,000

See accompanying notes to financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

The Company is a developer and marketer of branded mobile phone applications for the iPhone platform. The Company is an approved developer by Apple Computer to distribute its products on their iTunes store. The Company currently sells the “Iron Sheik Soundboard” and it distributes free of charge “MMA Underboss” -a newswire dedicated to mixed martial arts news.  The Company also has a license from Mixed Martial Arts Champion, Fedor Emelianeko to produce iPhone applications under his brand and is currently developing that application.

In February 2001, the Company formed Legend Credit as a wholly owned subsidiary.  On April 1, 2003, Mr. Peter Klamka, CEO of the Company, contributed the rights to an affinity credit card business valued at $37,000 to Legend Credit. Mr. Klamka's contribution has been determined pursuant to Accounting Principles Board Opinion No. 29, "Non monetary Transactions," using his cost basis in the investment, which is the most readily determinable cost.  In exchange for this contribution, Legend Credit issued to Mr.  Peter Klamka 60% of the issued and outstanding shares of Legend Credit common stock and the Company issued to Mr. Klamka 850,000 shares of Series B convertible preferred stock. These issuances were valued at $22,200 and $14,800, respectively.  The Company retains a 40% minority interest in Legend Credit which is accounted for using the equity method.  Effective October 1, 2004, Mr. Klamka contributed an additional 10% interest in Legend Credit to the Company that was valued at $3,700 (10% of $37,000, the original value of the affinity credit card business). The Company now owns 50% of Legend Credit and accounts for the subsidiary using the acquisition method. The subsidiary currently has no business operations.

  In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   As of December 31, 2009, Legend Studios did not have any operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December  31, 2009 of  $479,618  and at  December  31,  2009,  had an accumulated  deficit of $21,637,883 and a working  capital  deficit of $5,316,861. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company is seeking additional equity or debt capital to expand its mobile application business.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 1 - Organization and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 91%-owned subsidiary, Legend Studios, and its 50% owned subsidiary, Legend Credit. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally accepted in the  United States of America requires management to make  estimates and  assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of December 31, 2009, the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Comprehensive Income

The Company has adopted SFAS No. 130 (ASC220-10), "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  During the year ended December 31, 2009, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the year ended December 31, 2009.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 1 - Organization and Significant Accounting Policies (continued)

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in Additional Paid-In Capital.

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

Property and equipment

Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentation.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144 (ASC 360), "Accounting for Impairment or Disposal of Long-Lived Assets".  This statement also amends ARB No. 51 (ASC 810), "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 (ASC 360) requires that long-lived assets  to be  disposed  of by sale,  including  those of  discontinued operations,  be measured at the lower of carrying  amount or fair value less cost to sell,  whether  reported in  continuing  operations  or in discontinued  operations.  SFAS No. 144 (ASC 360)  broadens  the  reporting  of discontinued  operations  to include all  components  of an entity with operations  that can be  distinguished  from the rest of the entity and that will be eliminated from the ongoing  operations of the entity in a disposal  transaction.  SFAS No. 144 (ASC 360) also establishes a

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 1 - Organization and Significant Accounting Policies (continued)

"primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company's adoption effective January 1, 2002 did not have a material impact to the Company's financial position or results of operations.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2009 and 2008 because the effect would have been anti-dilutive:

	2009	2008
Conversion of Series A preferred stock	44,500	44,500
Conversion of Series B preferred stock	8,500,000	8,500,000
Conversion of Series C preferred stock	14,777,500	14,777,500
Total	23,322,000	23,322,000

All warrants and stock options were cancelled during the year ended December 31, 2007.

Non-Controlling Interest

In December 2007, the FASB issued SFAS No. 160 (ASC 810), “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810)”, which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 (ASC 810) also addresses disclosure requirements to distinguish between interests of the parent and interests of the non-controlling owners of a subsidiary. SFAS 160 (ASC 810) became effective beginning with our first quarter of 2009. We will be reporting minority interest as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statement of Operations. As minority interest will be recorded below income tax expense, it will have an impact to our total effective tax rate, but our total taxes will not change. For comparability, we will be retrospectively applying the presentation of our prior year balances in our Consolidated Financial Statements.

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

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 1 - Organization and Significant Accounting Policies (continued)

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

Recently Issued Accounting Pronouncements (continued)

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

In June 2009, the FASB issued FAS No.168 (ASC 105), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” This statement established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.  Subsequent to the issuance of FAS No. 168 (ASC 105), the FASB has released Accounting Standard Update Nos. 2009-01 through 2009-15. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

Note 2 – Property and Equipment

Property and equipment as at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Computer equipment	$ 11,376	$ 11,376
Less: Accumulated depreciation	(11,376)	(11,213)
Net Fixed Assets	$ 0	$ 163

Depreciation expense for the years ended December 31, 2009 and 2008 was $163 and $565, respectively.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 3 - Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Michael Jordan settlement	$ 468,750	$ 468,750
Management salary	393,750	218,750
Professional fees	3,000	3,000
Total Accrued Expenses	$ 865,500	$ 690,500

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $389,579.

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of December 31, 2009, the balance on this note is $263,496 with accrued interest related to this note amounted to $283,892.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $523,212.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $29,750. Additionally, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 was issued and bears interest at 10% per annum.  Interest accrued to date is $5,946.

During the year ended December 31, 2009, the Company converted $10,000 of the notes payable – officer into 2,000,000 shares of the company’s common stock.

The total amount due for notes payable – officer is $1,217,149 as of December 31, 2009.

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued as of December 31, 2009 aggregated to $27,875.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2009, $125,000 of these notes and accrued interest of $127,084 are still outstanding. These notes were in default as of December 31, 2006.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 5 - Notes Payable(continued)

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of December 31, 2009 was $100,000 and $282,000, respectively.

In October 2003, the Company issued a note payable in the amount of $20,000.  The note was due 45 days after issuance.  The note was forgiven in 2009 and written off as other income.

During the year ended December 31, 2009, the Company converted $21,250 of the notes payable into 4,250,000 shares of the company’s common stock.

The total amount due for notes payable is $538,250 as of December 31, 2009.

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $2,500 was repaid. The remaining balance of $97,500 bears interest at 7% per annum and accrued interest to date is $16,139.

Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 2,225 shares are issued and outstanding at December 31, 2009. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at December 31, 2009.

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

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 7 - Stockholders' Deficit (continued)

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at December 31, 2009.

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

Series C Convertible Preferred Stock (continued)

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

During the year ended December 31, 2009 the Company issued 75,000 shares of common stock for services rendered totaling $375. Also during the year ended December 31, 2009 the Company issued 5,000,000 shares of common stock for cash totaling $8,000. Additionally during the year ended December 31, 2009, the Company issued 8,950,000 shares of common stock for services rendered for consideration equal to $44,750, and 6,250,000 shares of common stock for reduction of various notes payable equal to $31,250.

Note 8 - Commitments and Contingencies

Litigation

Legend Studios, Inc. vs. Quorum Radio Partners, Inc., Quorum Radio Partners of Virginia, Inc. and Quorum Communications, Inc.

Legend Studios lawsuit arises from defendants' breach of the parties' Asset Purchase Agreement and Time Brokerage Agreement that govern the sale, programming, operations and revenues of certain radio stations (KELE-AM, KELE-FM, WIQO, WKEY and WKCI). Legend Studios seeks specific performance of the agreements, as well as in excess of $1.5 million in damages.  Defendants have been served with the complaint, but have not filed answers and may be subject to entry of default.  Quorum Radio Partners of Virginia, Inc., however, filed a bankruptcy petition after being served with the complaint, which stays Legend Studios’ proceedings solely against that entity.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 8 - Commitments and Contingencies(continued)

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2009, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Commitments

In September, 2007, Legend Credit, Inc. entered into an agreement with UCE, Inc. in which the Company agreed to contribute $500,000 toward production, marketing and promotion costs for a weekly mixed martial arts event scheduled and produced by UCE, Inc.  The Company contributed $29,562 toward the agreed-upon.  The investment of $29,562 was fully impaired during the year ended December 31, 2008.

Note 9 – Subsequent Events

Management has evaluated subsequent events through August 23, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.