Form 10-Q
period 2010-03-31
CEPHAS HOLDING CORP.
filed 2010-10-18
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

623-850-1356

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 14, 2010  –119,983,617    shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of March 31, 2010 (unaudited) and

                 December 31, 2009

3

Consolidated Statements of Operations for the

three months ended March 31, 2010  and 2009 (unaudited)

4

Consolidated Statements of Cash Flows for the

three months March 31, 2010 and 2009 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	MARCH	DECEMBER
	31, 2010	31, 2009
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 2,806	$ 176
Prepaid expenses	36,000	36,000
Investments	20,000	-
TOTAL CURRENT ASSETS	58,806	36,176
FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,930)	(52,930)
NET FIXED ASSETS	-	-
TOTAL ASSETS	$ 58,806	$ 36,176
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	909,250	865,500
Accrued interest	1,896,626	1,813,132
Accrued derivative liability	230,695	230,695
License fees payable	200,000	200,000
Advances from an officer	97,316	97,466
Due to related parties	64,038	64,038
Notes payable - related party	95,000	97,500
Notes payable	550,250	538,250
Note payable - officer	1,217,149	1,217,149
TOTAL CURRENT LIABILITIES	5,489,631	5,353,037
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 150,000,000 shares
authorized; 97,983,679(December 31, 2009-94,883,679) issued and outstanding	97,984	94,884
Additional paid-in capital	16,418,425	16,406,025
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(10,395)	(9,168)
Accumulated deficit	(21,790,539)	(21,662,302)
TOTAL STOCKHOLDERS' DEFICIT	(5,430,825)	(5,316,861)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 58,806	$ 36,176

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

REVENUE	$ 172	$ -

COST OF REVENUE	-	-

GROSS PROFIT	172	-

EXPENSES:
Selling, general and administrative	46,142	44,259

TOTAL EXPENSES	46,142	44,259

LOSS FROM OPERATIONS	(45,970)	(44,259)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(83,494)	(83,439)

TOTAL OTHER INCOME (EXPENSE)	(83,494)	(83,439)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (129,464)	$ (127,698)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (129,464)	$ (127,698)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.001)	$ (0.002)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	95,011,076	74,683,521

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (129,464)	$ (127,698)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	-	375
Depreciation	-	134
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable	43,750	43,750
Accrued interest	83,494	83,439

Net cash used in operating activities	(2,220)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Network Talent, LLC	(20,000)	-

Net cash used in investing activities	(20,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	(150)	-
Notes payable	25,000	-
Advances from related parties, net	-	-

Net cash provided by financing activities	24,850	-

INCREASE (DECREASE) IN CASH	2,630	-

CASH, Beginning of period	176	64

CASH, End of period	$ 2,806	$ 64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 166,878	$ 166,878
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

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

In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   As of March 31, 2010, Legend Studios did not have any operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the three months ended March 31, 2010 of  $129,464  and at  March 31, 2010,  had an accumulated  deficit of $21,790,539 and a working  capital  deficit of $5,430,825. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These interim financial statements however, do include all necessary adjustments to not make them misleading

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company is seeking additional equity or debt capital to expand its mobile application business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 91%-owned subsidiary, Legend Studios, and its 50% owned subsidiary, Legend Credit. Significant intercompany accounts and transactions have been eliminated.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  During the three months ended March 31, 2010, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the three months ended March 31, 2010.

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

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144 (ASC 360), "Accounting for Impairment or Disposal of Long-Lived Assets".  This statement also amends ARB No. 51 (ASC 810), "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 (ASC 360) requires that long-lived assets  to be  disposed  of by sale,  including  those of  discontinued operations,  be measured at the lower of carrying  amount or fair value less cost to sell,  whether  reported in  continuing  operations  or in discontinued  operations.  SFAS No. 144 (ASC 360)  broadens  the  reporting  of discontinued  operations  to include all  components  of an entity with operations  that can be  distinguished  from the rest of the entity and that will be eliminated from the ongoing  operations of the entity in a disposal  transaction.  SFAS No. 144 (ASC 360) also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company's adoption effective January 1, 2002 did not have a material impact to the Company's financial position or results of operations.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2010 and 2009 respectively because the effect would have been anti-dilutive:

	2010	2009
Conversion of Series A preferred stock	44,500	44,500
Conversion of Series B preferred stock	8,500,000	8,500,000
Conversion of Series C preferred stock	14,777,500	14,777,500
Total	23,322,000	23,322,000

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

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

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

Note 2 – Property and Equipment

Property and equipment as at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer equipment	$ 11,376	$ 11,376
Less: Accumulated depreciation	(11,376)	(11,376)
Net Fixed Assets	$ 0	$ 163

Depreciation expense for the three months ended March 31, 2010 and 2009 and 2008 was $0 and $134, respectively.

Note 3 - Accrued Expenses

Accrued expenses at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Michael Jordan settlement	$ 468,750	$ 468,750
Management salary	437,500	393,750
Professional fees	3,000	3,000
Total Accrued Expenses	$ 909,250	$ 865,500

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $403,642.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of March 31, 2010, the balance on this note is $263,496 with accrued interest related to this note amounted to $297,726.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $563,055.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $33,250. Additionally, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 was issued and bears interest at 10% per annum.  Interest accrued to date is $6,689.

The total amount due for notes payable – officer is $1,217,149 as of March 31, 2010.

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued as of March 31, 2010 aggregated to $28,500.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of March 31, 2010, $125,000 of these notes and accrued interest of $130,209 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of March 31, 2010 was $100,000 and $269,000, respectively.

In October 2003, the Company issued a note payable in the amount of $20,000.  The note was due 45 days after issuance.  The note was forgiven in 2009 and written off as other income.

During the three months ended March 31, 2010, the Company converted $15,500 of certain notes payable into 3,500,000 shares of the company’s common stock.

On March 19, 2010, an outside party loaned the Company $25,000.  This loan is interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.

The total amount due for notes payable is $550,250 as of March 31, 2010.

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $5,000 was repaid. The remaining balance of $95,000 bears interest at 7% per annum and accrued interest to date is $17,838.

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 2,225 shares are issued and outstanding at March 31, 2010. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at March 31, 2010.

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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at March 31, 2010.

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

CEPHUS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Note 7 - Stockholders' Deficit (continued)

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

During the three months ended March 31, 2010 the Company issued a total of 3,100,000 common shares to convert notes payable for a total consideration of $15,500.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2010, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

In March 2010 the Company purchased $20,000 worth of units in Network Talent, LLC.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2009 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

.

We are a developer and marketer of  mobile phone applications for the iPhone platform. We currently have three apps available to consumers. Our three apps our “Iron Sheik Soundboard”, “MMAUnderboss” and “Metal News”.

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

Since our inception, we have incurred significant losses and at March 31, 2010 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended  March 31, 2010  vs. March 31, 2009

Revenue for the three months ended March 31, 2010 was $0 compared to $0 for the three months ended March 31, 2009

The cost of revenue for the nine months ended March 31, 2010 was $0 since there was no revenue as compared to  $0 for the period ended March 31, 2009

Selling, general and administrative expenses for the nine months ended March 31, 2010 was $134,854  as compared to $142,651 for the nine months ended March 31, 2009.

Interest expense and financing costs for the nine months ended March 31, 2010 was $250,317 as compared to $ 166,878 for the nine months ended March 31 , 2009.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $21,790,539. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the year ending December 31, 2009. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2008, Mr. Denner filed a suit against the Company and Mr. Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s failure to pay a loan made by Mr. Denner to the Company constituted a breach of contract.  Mr. Denner is seeking compensatory damages plus interest and costs. The loan was made by Mr. Denner in 2001 in the principal amount of $100,000 and bears interest only upon default at a rate of 24% per annum.  As Of July 31, 2010 case against Cephas Holdings f/k/a Legend Mobile and Peter Klamka,, individually, was dismissed.

There are several judgments against our company that could effect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010 the Company issued 3,100,000 for a total of consideration of $15,500.

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

Dated: October 18, 2010

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

Dated:  October 18, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  October 18, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)