Form 10-Q
period 2010-06-30
CEPHAS HOLDING CORP.
filed 2010-10-27
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30, 2010 (unaudited) and

                 December 31, 2009

3

Consolidated Statements of Operations for the

six months ended June 30, 2010  and 2009 (unaudited)

4

Consolidated Statements of Cash Flows for the

Six months June 30, 2010 and 2009 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

Item 1.

Financial Statements

CEPHAS HOLDING CORP & SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	JUNE	DECEMBER
	30, 2010	31, 2009
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 259	$ 176
Prepaid expenses	36,000	36,000
Loan receivable	90	-
Investments	62,000	-

TOTAL CURRENT ASSETS	98,349	36,176

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,930)	(52,930)

NET FIXED ASSETS	-	-

TOTAL ASSETS	$ 98,349	$ 36,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	953,000	865,500
Accrued interest	1,981,057	1,813,132
Accrued derivative liability	230,695	230,695
License fees payable	200,000	200,000
Advances from an officer	81,643	97,466
Due to related parties	64,038	64,038
Notes payable - related party	95,000	97,500
Notes payable	610,250	538,250
Note payable - officer	1,217,149	1,217,149

TOTAL CURRENT LIABILITIES	5,662,139	5,353,037

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 150,000,000 shares
authorized; 97,983,679(December 31, 2009-94,883,679) issued and outstanding	97,984	94,884
Additional paid-in capital	16,418,425	16,406,025

Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(10,395)	(9,168)
Accumulated deficit	(21,923,504)	(21,662,302)
TOTAL STOCKHOLDERS' DEFICIT	(5,563,790)	(5,316,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 98,349	$ 36,176

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

REVENUE	$ -	$ -	$ 172	$ -

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	172	-

EXPENSES:
Selling, general and administrative	48,534	46,836	94,676	91,095

TOTAL EXPENSES	48,534	46,836	94,676	91,095

LOSS FROM OPERATIONS	(48,534)	(46,836)	(94,504)	(91,095)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(84,431)	(83,439)	(167,925)	(166,878)

TOTAL OTHER INCOME (EXPENSE)	(84,431)	(83,439)	(167,925)	(166,878)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (132,965)	$ (130,275)	$ (262,429)	$ (257,973)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (132,965)	$ (130,275)	$ (262,429)	$ (257,973)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.001)	$ (0.002)	$ (0.003)	$ (0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	97,983,679	74,651,021	97,983,679	74,651,021

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (262,429)	$ (257,973)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	-	375
Depreciation	-	163
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable	87,500	87,500
Accrued interest	167,925	166,878

Net cash used in operating activities	(7,004)	(3,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(90)	-
Investment in Network Talent, LLC	(62,000)	-

Net cash used in investing activities	(62,090)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to an officer, net	(15,823)	-
Notes payable - net	85,000
Advances from related parties, net	-	3,600

Net cash provided by financing activities	69,177	3,600

INCREASE (DECREASE) IN CASH	83	543

CASH, Beginning of period	176	64

CASH, End of period	$ 259	$ 607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Accrued	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

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

In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   As of June 30, 2010, Legend Studios did not have any operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the six months ended June 30, 2010 of  $262,429  and at  June 30, 2010,  had an accumulated  deficit of $21,923,504 and a working  capital  deficit of $5,563,790. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Basis of Presentation and Going Concern(continued)

adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These interim financial statements however, do include all necessary adjustments to not make them misleading

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company is seeking additional equity or debt capital to expand its mobile application business.

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

Comprehensive Income

The Company has adopted SFAS No. 130 (ASC220-10), "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Comprehensive Income(continued)

income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  During the six months ended June 30, 2010, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the six months ended June 30, 2010.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2010 and 2009 respectively because the effect would have been anti-dilutive:

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

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

Note 2 – Property and Equipment

Property and equipment as at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer equipment	$ 11,376	$ 11,376
Less: Accumulated depreciation	(11,376)	(11,376)
Net Fixed Assets	$ 0	$ 0

Depreciation expense for the six months ended June 30, 2010 and 2009 was $0 and $163, respectively.

Note 3 - Accrued Expenses

Accrued expenses at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Michael Jordan settlement	$ 468,750	$ 468,750
Management salary	481,250	393,750
Professional fees	3,000	3,000
Total Accrued Expenses	$ 953,000	$ 865,500

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $431,767.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of March 31, 2010, the balance on this note is $263,496 with accrued interest related to this note amounted to $311,560.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $602,898.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $36,750. Additionally, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $29,733 was issued and bears interest at 10% per annum.  Interest accrued to date is $7,182.

The total amount due for notes payable – officer is $1,217,149 as of June 30, 2010.

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $29,125.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of June 30, 2010, $125,000 of these notes and accrued interest of $133,334 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of June 30, 2010 was $100,000 and $282,000, respectively.

In October 2003, the Company issued a note payable in the amount of $20,000.  The note was due 45 days after issuance.  The note was forgiven in 2009 and written off as other income.

During the six months ended June 30, 2010, the Company converted $15,500 of certain notes payable into 3,500,000 shares of the company’s common stock.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 5 - Notes Payable(continued)

During the six months ended June 30, 2010, an outside party loaned the Company a total $85,000.  These loans aggregated bear and are payable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.

The total amount due for notes payable is $610,250 as of June 30, 2010.

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $5,000 was repaid. The remaining balance of $95,000 bears interest at 7% per annum and accrued interest to date is $19,501.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Series B Convertible Preferred Stock(continued)

During 2003, the Company issued to Mr. Peter Klamka, the Company's CEO, 850,000 shares of Series B as consideration for the contribution of an affinity credit card business to Legend Credit.

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at June 30, 2010.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2010, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

During the six months ended June 30, 2010 the Company invested a total of $62,000 worth of units in Network Talent, LLC.

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

Since our inception, we have incurred significant losses and at June 30, 2010 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Six  months ended  June 30, 2010  vs. June 30, 2009

Revenue for the six months ended June 30, 2010 was $172 compared to $0 for the three months ended June 30, 2009

The cost of revenue for the six months ended June 30, 2010 was $0  as compared to  $0 for the period ended June 30, 2009

Selling, general and administrative expenses for the six months ended June 30, 2010 was $94,676  as compared to $91,095 for the six months ended June 30, 2009.

Interest expense and financing costs for the six  months ended June 30, 2010 was $167,925 as compared to $ 166,878 for the nine months ended June 30 , 2009.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $ 21,923,504. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

There are several judgments against our company that could effect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010 the Company issued 13,250,000for a total of consideration of $46,250.

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

Dated: October 27, 2010

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

Dated:  October 27, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  October 27 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)