Form 10-Q
period 2010-09-30
CEPHAS HOLDING CORP.
filed 2010-11-12
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2010

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

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of September30, 2010 (unaudited) and

                 December 31, 2009

3

Consolidated Statements of Operations for the

Nine months ended September30, 2010  and 2009 (unaudited)

4

Consolidated Statements of Cash Flows for the

Nine months September30, 2010 and 2009 (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

Item 1 Financial Information

CEPHAS HOLDING CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	SEPTEMBER	DECEMBER
	30, 2010	31, 2009
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash	$ 5,777	$ 176
Prepaid expenses	36,000	36,000
Loan receivable	90	-
Investments	135,000	-

TOTAL CURRENT ASSETS	176,867	36,176
FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,930)	(52,930)

NET FIXED ASSETS	-	-

TOTAL ASSETS	$ 176,867	$ 36,176
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	996,750	865,500
Accrued interest	1,937,580	1,813,132
Accrued derivative liability	230,695	230,695
License fees payable	200,000	200,000
Advances from an officer	113,552	97,466
Due to related parties	56,538	64,038
Notes payable - related party	87,500	97,500
Notes payable	640,250	538,250
Note payable - officer	1,217,149	1,217,149

TOTAL CURRENT LIABILITIES	5,709,321	5,353,037

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 150,000,000 shares
authorized; 107,983,679(December 31, 2009-94,883,679) issued and outstanding	107,984	94,884
Additional paid-in capital	16,462,425	16,406,025
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(10,395)	(9,168)

Accumulated deficit	(21,946,168)	(21,662,302)
TOTAL STOCKHOLDERS' DEFICIT	(5,532,454)	(5,316,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 176,867	$ 36,176

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

REVENUE	$ 656	$ -	$ 828	$ -

COST OF REVENUE	-	-	-	-

GROSS PROFIT	656	-	828	-

EXPENSES:
Selling, general and administrative	66,797	43,750	161,473	134,845

TOTAL EXPENSES	66,797	43,750	161,473	134,845

LOSS FROM OPERATIONS	(66,141)	(43,750)	(160,645)	(134,845)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	43,476	(83,439)	(124,449)	(250,317)

TOTAL OTHER INCOME (EXPENSE)	43,476	(83,439)	(124,449)	(250,317)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (22,665)	$ (127,189)	$ (285,094)	$ (385,162)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (22,665)	$ (127,189)	$ (285,094)	$ (385,162)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.000)	$ (0.002)	$ (0.003)	$ (0.005)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	99,461,076	75,067,688	99,461,076	75,067,688

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (285,094)	$ (385,162)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	14,000	375
Depreciation	-	163
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable	131,250	131,250
Accrued interest	124,449	250,317

Net cash used in operating activities	(15,395)	(3,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(90)	-
Investments	(135,000)	-

Net cash used in investing activities	(135,090)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances by an officer, net	21,086	-
Notes payable - net	135,000

Issuance of stock for cash		8,000
Advances from related parties, net	-	(5,000)

Net cash provided by financing activities	156,086	3,000

INCREASE (DECREASE) IN CASH	5,601	(57)

CASH, Beginning of period	176	64

CASH, End of period	$ 5,777	$ 7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   As of September 30, 2010, Legend Studios did not have any operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the nine months ended September 30, 2010 of  $285,094  and at  September 30, 2010,  had an accumulated  deficit of $21,946,168 and a working  capital  deficit of $5,532,454. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These interim financial statements however, do include all necessary adjustments to not make them misleading

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company is seeking additional equity or debt capital to expand its mobile application business.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting  principles  generally accepted in the  United States of America requires management to make  estimates and  assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of September 30, 2010 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  During the nine months ended September 30, 2010, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the nine months ended September 30, 2010.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2010 and 2009 respectively because the effect would have been anti-dilutive:

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Earnings (Loss) Per Share(continued)

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

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Note 2 – Property and Equipment

Property and equipment as at September 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer equipment	$ 11,376	$ 11,376
Less: Accumulated depreciation	(11,376)	(11,376)
Net Fixed Assets	$ 0	$ 0

Depreciation expense for the six months ended June 30, 2010 and 2009 was $0 and $163, respectively.

Note 3 - Accrued Expenses

Accrued expenses at September 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Michael Jordan settlement	$ 468,750	$ 468,750
Management salary	525,000	393,750
Professional fees	3,000	3,000
Total Accrued Expenses	$ 996,750	$ 865,500

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $445,830.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of September 30, 2010, the balance on this note is $263,496 with accrued interest related to this note amounted to $325,394.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $642,741.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $40,250. Additionally, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $19,733 was issued and bears interest at 10% per annum.  Interest accrued to date is $7,675.

The total amount due for notes payable – officer is $1,217,149 as of September 30, 2010.

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $29,750.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of September 30, 2010, $125,000 of these notes and accrued interest of $136,459 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of September 30, 2010 was $50,000 and $349,000, respectively.

The loan for $100,000 plus accrued interest of $132,000 was in default and has not been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of September 30, 2010 of $50,000 plus accrued interest of $10,000.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 5 - Notes Payable(continued)

In October 2003, the Company issued a note payable in the amount of $20,000.  The note was due 45 days after issuance.  The note was forgiven in 2009 and written off as other income.

During the six months ended June 30, 2010, the Company converted $15,500 of certain notes payable into 3,500,000 shares of the company’s common stock.

During the six months ended June 30, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.

During the three months ended September 30, 2010 the Company issued a total of 8,000,000 shares to convert $40,000 in debt.

The total amount due for notes payable is $640,250 as of September 30, 2010.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $12,500 was repaid. The remaining balance of $87,500 bears interest at 7% per annum and accrued interest to date is $21,054.

Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 2,225 shares are issued and outstanding at September 30, 2010. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at September 30, 2010.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 7 - Stockholders' Deficit (continued)

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at September 30, 2010.

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

During the three months ended September the Company issued a total of 8,000,000 shares of common stock to convert certain notes payable in the amount of $40,000.

During the three months ended September 30, 2010 the Company issued a total of 2,000,000 shares of common stock for services rendered totaling $14,000.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2010, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

During the nine months ended September 30, 2010 the Company invested a total of $122,000 worth of units in Network Talent, LLC.

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

Since our inception, we have incurred significant losses and at September 30, 2010 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended  September 30, 2010  vs. September 30, 2009

Revenue for the Three months ended September 30, 2010 was $656 compared to $0 for the three months ended September 30, 2009

The cost of revenue for the Three months ended September 30, 2010 was $0 as compared to  $0 for the period ended September 30, 2009

Selling, general and administrative expenses for the Three months ended September  30, 2010 was $66,797  as compared to $43,750 for the three months ended September 30, 2009.

Interest expense and financing costs for the three  months ended September 30, 2010 was $43,476 as compared to $ 83,439 for the three  months ended September 30 , 2009

Nine  months ended  September30, 2010  vs. September30, 2009

Revenue for the Nine months ended September 30, 2010 was $828 compared to $0 for the three months ended September 30, 2009

The cost of revenue for the Nine months ended September 30, 2010 was $0  as compared to  $0 for the period ended September 30, 2009

Selling, general and administrative expenses for the Nine months ended September  30, 2010 was $161,473  as compared to $134,845 for the Nine months ended September 30, 2009.

Interest expense and financing costs for the Nine  months ended September 30, 2010 was $124,449 as compared to $ 250,317 for the nine months ended September 30 , 2009.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $ 21.946.168. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

There are several judgments against our company that could effect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010 the Company issued 10,000,000for a total of consideration of $54,000.

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

November 12, 2010

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

Dated:  November 9, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  November 9, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)