Form 10-K
period 2010-12-31
CEPHAS HOLDING CORP.
filed 2011-04-15
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2010

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

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 921

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $  3,120,072 as of March 1, 2011

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 183,533,679AS OF March 29,2011

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

OUR BUSINESS

We are a developer and marketer of mobile applications.  We are develop applications for the  iPhone platform. Our focus is on entertainment themed applications. We have two subsidiaries, Legend Credit Inc. which did not have any business operations as of December 31, 2010  and Legend Studios Inc  .

OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

We currently sell two  applications on the iTunes store. Are first application is  “The Iron Sheik Soundboard.” The Iron Sheik is a popular character from professional wrestling. Our second app;ication available for purchase is called Fedor Mobile featuring  MMA star Fedor Emelineko.

We also distribute free of charge an iPhone application called MMAUnderboss which is a collection of newswires covering the sport of mixed martial arts.  We believe that this application will allow us to advertise additional apps that will be sold on a per download basis. We also maintain the site www.twitter.com/mmaunderboss to promote our Underboss application. We have over 3000 followers to our Twitter promotional site.

We are also developing applications for the iPhone under license from MMA stars Wanderlai Silva and Rich Franklin .

We also market on iTunes free of charge a music themed application called Metal RSS. This application is a collection of newsfeeds targeted at music fans. We believe that this is a compliment to our activities in mixed martial arts.

We intend to develop more free applications with the intention of creating a large user base that can be attractive to advertisers as well as to allow us to  sell virtual goods, , develop couponing and special sale opportunities for potential advertisers  and for location based incentives..

INVESTMENT IN MODELING BUSINESS

Through our subsidiary, Legend Studios Inc, we have a ten percent  equity interest in The Network Talent, LLC (www.thenetworktalent.com) which is producing and marketing a new platform for the modeling industry. The platform includes the digital aggregation of talent from around the world as well as potentially incorporating traditional media such as national and international television.

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

-Personal and media appearances. Our contracts usually grant us the ability to at our option to have personal appearances. These appearances can be used for radio and television or autograph signings directly to with fans.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. For the year ended December 31, 2010 we incurred a net loss of $ 479,608.  There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2010, we had an accumulated deficit of $21,662,302. We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2010, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2010, which are included in this Form 10-K, indicate that there was substantial doubt as of December 31, 2010 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

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

As we attempt to expand into the iPhone app market our future growth will depend on the commercial success of our branded products. The markets for these products and services are highly competitive and we expect competition to increase in the future. Most of our competitors in this market have significantly greater financial, technical and marketing resources than we do. This will make it difficult for us to compete successfully.

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

We have recently changed Auditors

In September 2010, Auditor  Silberstein Ungar, PLLC resigned  as Cephas Holding Corps independent accountant responsible for auditing its financial statements over fees.  The Company retained Peter Messineo, CPA as its new independent accountants.

EMPLOYEES

As of December 31, 2010, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of  an executive office suite at 2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016. The monthly rent is variable based on usage, if any,

ITEM 3. LEGAL PROCEEDINGS.

The company is party to legal proceedings from time to time. None of the legal proceedings in management’s opinion would have an adverse material impact on the company.

On September 26, 2008, Mr. Denner filed a suit against the Company and Mr. Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s failure to pay a loan made by Mr. Denner to the Company constituted a breach of contract.  Mr. Denner is seeking compensatory damages plus interest and costs. The loan was made by Mr. Denner in 2001 in the principal amount of $100,000 and bears interest only upon default at a rate of 24% per annum.  The company denied all of Mr. Denner’s allegations. As of July 31, 2010 the case against Cephas Holdings f/k/a Legend Mobile and Peter Klamka,, individually, was dismissed.

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

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2009.......................          $   0.006         $   0.006

June 30, 2009........................            $   0.006        $   0.005

September 30, 2009...................       $   0.15           $  0.006

December 31, 2009....................       $   0.0075        $   0.0075

March 31, 2010.......................          $   0.007         $   0.006

June 30, 2010........................            $   0.007      $   0.006

September 30, 2010...................       $   0.14           $  0.0095

December 31, 2010....................       $   0.0125        $   0.009

On  March 1 ,2011 the closing bid price for the common stock on the  Pink Sheets was $0.017

HOLDERS

As of March 1,2011there were 153 record holders of our common stock. This does not include shares held in street names.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2010  elsewhere in this Annual Report on Form 10-K .. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of  mobile phone applications for the iPhone platform. We currently have three apps available to consumers. Our four apps are “Fedor” “Iron Sheik Soundboard”, “MMAUnderboss” and “Metal News”.

Since our inception, we have incurred net losses of $22,152,816and at December 31, 2010 current liabilities exceeded current assets by $5,835,375. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the Iphone and Ipad applications.

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

Results of Operations

Year ended December 31, 2010 vs. December 31, 2009

Revenue for the year ended December 31, 2010 increased by $753 from $168 for the year ended December 31, 2009 to $921 for the year ended December 31, 2010. Revenue for the year ended December 31, 2010 was from sales of the Iron Sheik Iphone application.

Cost of revenue for the year ended December 31, 2010 was the same as the year ended December 31, 2009 to which was $0. Cost of revenue as a percentage of revenue was 0% and 0% for the year ended December 31, 2009 and 2008, respectively.

Selling, general and administrative expenses for the year ended December 31, 20010 increased by $23,577 or 12.4% from $190,094 for the year ended December 31, 2009 to $213,671 for the year ended December 31, 2010. A majority of selling, general and administrative expenses in 2010 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2010 decreased by 131,161 from 333,756 the year ended December 31, 2009  to$202,595 for the year ended December 31, 2010.

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2009 and 2010. We own a 50% interest in Legend Credit, which previously marketed prepaid debit cards.

Net loss for the year ended December 31, 2010 was $490,514 as compared with $479,608 for the year ended December 31, 2009.  The loss was attributable primarily to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $22,161,984,. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Under the supervision of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Because we were we required by change auditors, the company did not have in place disclosure controls or procedures which allowed it to transition to a new auditor within the time periods specified in the SEC rules and forms.  Based upon that evaluation, our Chief Executive Officer concluded that as of December 31, 2010, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

While our lack of internal controls during the transition to our new auditor has affected both the nature and the timeliness of our processing information, we have completed our internal control procedures. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles

Beacouse we acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 42 Chairman of the Board, CEO, President, Treasurer & Secretary

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

Mr. Klamka is involved in other business ventures, including the ownership and management other private and public businesses.  Mr. Klamka is formerly the   President of  Solar Acquisition Corp., a reporting company.  He is currently on the Board of Directors and a vice president of Solar Acquisition Corp.   Mr. Klamka is also the President of WTTJ Corp., a reporting company.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2010     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                    2009     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2010, 0 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 1, 2011 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address(1)	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)

Peter Klamka	1,240,500 Common(2)	0.06%
	850,000 Series B Preferred(3)	100%
	147,775 Series C Preferred(4)	100%
	1,000,000 Series D Preferred(5)	100%
Barton PK, LLC	4,000,000 Common(6)	2.1%

(1)  Figures based on an estimated 183,533,679 shares of common stock outstanding as of March 1,2011.

(2)  Includes 1,125,000 currently exercisable options to purchase 1,125,000, shares of the Company's common stock, and 115,500 currently exercisable warrants to purchase 115,500 shares of the Company's common stock. The number of common shares beneficially owned does not included 4,000,000 shares transferred by Mr. Klamka to Barton PK, LLC, a limited liability company managed by Mr. Klamka for the benefit of two family members and the Peter Klamka Living Trust.

(3) Series B preferred stock is entitled to 10 votes per share.

(4) Series C preferred stock is entitled to 100 votes per share.

(5) Series D preferred stock is entitled to vote 135 votes per share.

(6) Barton PK, LLC is a limited liability company managed by Mr. Klamka for the benefit of two family members and the Peter Klamka Living Trust.

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

------------------- --------------------------------------------------------------------------------------------------

------------------- --------------------------------------------------------------------------------------------------

        31.1         Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer (7)

------------------- --------------------------------------------------------------------------------------------------

       32 ..1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2009 and 2010, our principal accountants have billed approximately $7,250 and approximately $5,250 respectively, for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2010 and 2009.

TAX FEES

There were no fees billed for the fiscal years ended December 31, 2010and 2009, for tax compliance, tax advice, and tax planning services.

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

Cephas Holding Corp..

Date: April 15, 2011 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----April 15, 2011

                                Chairman, President,

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)

Peter Klamka

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

INDEX

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cephas Holding Corp.:

I have audited the balance sheets of Cephas Holding Corp and Subsidiaries. as of December 31, 2010 and 2009 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Cephas Holding Corp and Subsidiaries. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 14, 2011

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31,

ASSETS
	2010	2009
CURRENT ASSETS:
Cash	$ 1,539	$ 176
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	37,539	36,176

FIXED ASSETS - at cost
Computer and office equipment	52,930	52,930
Less: Accumulated depreciation	(52,930)	(52,930)

NET FIXED ASSETS	-	-

INVESTMENTS	135,000	-

TOTAL ASSETS	$ 172,539	$ 36,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	1,040,500	865,500
Accrued interest	2,015,726	1,813,132
Accrued derivative liability	305,864	230,695
License fees payable	200,000	200,000
Due to related parties	52,698	64,038
Advances from an officer	112,670	97,466
Notes payable	615,250	538,250
Note payable - officer	1,217,149	1,217,149
Note payable - other	83,750	97,500
TOTAL CURRENT LIABILITIES	5,872,914	5,353,037

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000
shares authorized; 2,225 shares issued and outstanding	22	22
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.01 par value; 75,000,000 shares

authorized;114,983,679( December 31, 2009 - 94,883,679) shares	114,984	94,884
issued and outstanding
Additional paid-in capital	16,492,925	16,406,025
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(22,152,816)	(21,662,302)

TOTAL STOCKHOLDERS' DEFICIT	(5,700,375)	(5,316,861)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 172,539	$ 36,176

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2010	2009

REVENUE	$ 921	$ 168

COST OF REVENUE	-	-

GROSS PROFIT	921	168

EXPENSES:
Selling, general and administrative	213,671	190,094

TOTAL EXPENSES	213,671	190,094

LOSS FROM OPERATIONS	(212,750)	(189,926)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(202,595)	(333,756)
Change in derivative liability	(75,169)	20,049
Write off of loan payable	-	20,000
Other income (expense), net	-	-

TOTAL OTHER INCOME (EXPENSE)	(277,764)	(293,707)

	(490,514)	(483,633)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(4,025)

NET LOSS	$ (490,514)	$ (479,608)

BASIC AND DILUTED LOSS PER
COMMON SHARE	102,282,309	78,861,437

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-In	Shareholder	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - December 31, 2008	74,613,521	74,613	16,341,921	(156,300)	(21,187,837)	(4,917,604)

Prior year share adjustment	(4,842)	(4)	4	-	-	-
Shares issued for services and expenses	9,025,000	9,025	36,100	-	-	45,125
Shares issued to reduce notes payable	6,250,000	6,250	25,000	-	-	31,250
Shares issued for cash	5,000,000	5,000	3,000	-	-	8,000
Net Loss	-	-	-	-	(483,633)	(483,633)

Balance - December 31, 2009	94,883,679	94,884	16,406,025	(156,300)	(21,671,470)	(5,316,862)

Shares issued for services and expenses	2,500,000	2,500	16,500	-	-	19,000
Shares issued to reduce notes payable	17,600,000	17,600	70,400	-	-	88,000

Net Loss	-	-	-	-	(490,514)	(490,514)

Balance - December 31, 2010	114,983,679	$ 114,984	$ 16,492,925	$ (156,300)	$ (22,161,984)	$ (5,700,376)

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (490,514)	$ (479,608)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	163
Loss attributable to non-controlling interest		(4,025)
Change in derivative liability	75,169	(20,049)
Issuance of common stock for services and expenses	19,000	9,125
Writeoff of note payable		(20,000)
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued expenses - net	175,000	175,000
Accrued interest	202,594	333,756

Net cash used in operating activities	(18,751)	(5,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(135,000)	-
Net cash used in investing activities	(135,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to/from related parties	(90)	3,100
Increase in notes payable	135,000	-
Shares issued for cash	-	8,000
Advances from an officer - net	20,204	(5,350)

Net cash provided by financing activities	155,114	5,750

INCREASE (DECREASE) IN CASH	1,363	112

CASH, Beginning of year	176	64

CASH, End of year	$ 1,539	$ 176

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ 333,756
Income taxes paid	$ -	$ -

Stock issued for reduction in notes payable and advances	$ 88,000	$ 31,250

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December 31, 2010 of  $490,514  and at  December 31, 2010,  had an accumulated  deficit of $22,161,984 and a working  capital  deficit of $5,835,375. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These interim financial statements however, do include all necessary adjustments to not make them misleading

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company is seeking additional equity or debt capital to expand its mobile application business.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the year ended December 31, 2010, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the year ended December 31, 2010.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for year ended December 31, 2010 and 2009 respectively because the effect would have been anti-dilutive:

	2010	2009
Conversion of Series A preferred stock	44500	44500
Conversion of Series B preferred stock	8500000	8500000
Conversion of Series C preferred stock	14777500	14777500
Total	23322000	23322000

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

Note 2 – Property and Equipment

Property and equipment as at December 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer equipment	$11376	$11376
Less: Accumulated depreciation	(11376)	(11376)
Net Fixed Assets	$0	$0

Depreciation expense for the six months ended June 30, 2010 and 2009 was $0 and $163, respectively.

Note 3 - Accrued Expenses

Accrued expenses at December 31, 2010 and 2009 consisted of the following:

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $445,830.

	2010	2009
Michael Jordan settlement	$468750	$468750
Management salary	568750	393750
Professional fees	3000	3000
Total Accrued Expenses	$1040500	$865500

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of December 31, 2010, the balance on this note is $263,496 with accrued interest related to this note amounted to $339,226.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $682,585.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $43,750. Additionally, a note for expenses paid by Mr. Klamka on behalf of the Company totaling $19,733 was issued and bears interest at 10% per annum.  Interest accrued to date is $7,919.

The total amount due for notes payable – officer is $1,217,149 as of December 31, 2010.

The notes are convertible at the option of the holder to common stock at share prices of $0.01 per share. The notes are due on demand from date of issuance, require no monthly payments, and bear interest at rates ranging from 7%, to 10% per annum.

Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with ASC 470.  There was no beneficial conversion feature associated with the convertible debt, as the conversion rate approximated the fair market value of the trading shares at the date of signing.

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $30,375.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2010, $125,000 of these notes and accrued interest of $139,584 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of September 30, 2010 was $50,000 and $349,000, respectively.

The loan for $100,000 plus accrued interest of $132,000 was in default and has not been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of December 31, 2010 of $50,000 plus accrued interest of $10,000.

During the year ended December 31, 2010, the Company converted $88,000 of certain notes payable into 17,600,000 shares of the company’s common stock.

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.

The total amount due for notes payable is $615,250 as of December 31, 2010.

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $16,250 was repaid. The remaining balance of $83,750 bears interest at 7% per annum and accrued interest to date is $22,541.

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

During the three months ended December 31, 2010, the Company issued a total of 7,000,000 shares of common stock for services totaling $5,000 and to reduce notes payable by $32,500.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2010, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

During the year ended December 31, 2010 the Company invested a total of $135,000 worth of units in Network Talent, LLC.