Form 10-Q
period 2011-06-30
CEPHAS HOLDING CORP.
filed 2011-08-15
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2011  –196,283,679  shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30, 2011 (unaudited) and

                 December 31, 2010(audited)

3

Consolidated Statements of Operations for the

three  months ended June 30, 2011  and 2010 (unaudited)

5

Consolidated Statements of Cash Flows for the

Six months June 30, 2011 and 2010 (unaudited)

6

Notes to Consolidated Interim Financial Statements (unaudited)

7

Item 2.

Management's Discussion and Analysis or Plan of Operation

16

Item 3.

Controls and Procedures

18

PART II.

OTHER INFORMATION

18

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

SIGNATURES

19

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 449	$ 1,539
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	36,449	37,539

FIXED ASSETS - at cost
Computer and office equipment	54,124	52,930
Less: Accumulated depreciation	(53,050)	(52,930)

NET FIXED ASSETS	1,074	-

INVESTMENTS	135,000	135,000

TOTAL ASSETS	$ 172,523	$ 172,539

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,307	$ 229,307
Accrued expenses	1,128,000	1,040,500
Accrued interest	2,182,365	2,015,726
Accrued derivative liability	313,975	305,864
License fees payable	200,000	200,000
Due to related parties	58,423	52,698
Advances from an officer	99,580	112,670
Notes payable	565,750	615,250
Note payable - officer	1,189,416	1,217,149
Note payable - other	76,250	83,750
TOTAL CURRENT LIABILITIES	6,043,066	5,872,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500

Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized;180,533,679( December 31, 2010 - 114,983,679) shares	180,534	114,984
issued and outstanding
Additional paid-in capital	16,536,703	16,492,903
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(22,432,334)	(22,152,816)

TOTAL STOCKHOLDERS' DEFICIT	(5,870,543)	(5,700,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 172,523	$ 172,539

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

REVENUE	$ 40	$ -	$ 141	$ 172

COST OF REVENUE	-	-	-	-

GROSS PROFIT	40	-	141	172

EXPENSES:
Selling, general and administrative	52,776	48,534	104,909	94,676

TOTAL EXPENSES	52,776	48,534	104,909	94,676

LOSS FROM OPERATIONS	(52,736)	(48,534)	(104,768)	(94,504)

OTHER INCOME (EXPENSE):
Change in derivative	(2,658)	-	(8,111)	-
Interest expense and financing costs	(83,209)	(84,431)	(166,639)	(167,925)

TOTAL OTHER INCOME (EXPENSE)	(85,867)	(84,431)	(174,750)	(167,925)

LOSS BEFORE PROVISION FOR INCOME TAXES					$ (138,603)	$ (132,965)	$ (279,518)	$ (262,429)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (138,603)	$ (132,965)	$ (279,518)	$ (262,429)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.001)	$ (0.001)	$ (0.002)	$ (0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	141,111,161	97,983,679	141,111,161	97,983,679

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (279,518)	$ (262,429)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	2,000	-
Depreciation	120	-
Change in derivative liability	8,111
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable	87,500	87,500
Accrued interest	166,639	167,925

Net cash used in operating activities	(15,148)	(7,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	(1,194)	-
Investment in Network Talent, LLC	-	(62,000)

Net cash used in investing activities	(1,194)	(62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	9,527	(15,823)
Notes payable	5,725	85,000
Advances from related parties, net	-	(90)

Net cash provided by financing activities	15,252	69,087

INCREASE (DECREASE) IN CASH	(1,090)	83

CASH, Beginning of period	1,539	176

CASH, End of period	$ 449	$ 259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH TRANSACTIONS:
Conversion of notes and payables to equity	$ 107,350	$ -

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   As of June 30, 2011, Legend Studios did not have any operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the six months ended June 30, 2011 and 2010,  had an accumulated  deficit and a working  capital  deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These interim financial statements however, do include all necessary adjustments to not make them misleading

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company is seeking additional equity or debt capital to expand its mobile application business.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the six months ended June 30, 2011, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the six months ended June 30, 2011.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for six months ended June 30, 2011 and 2010 respectively because the effect would have been anti-dilutive:

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

Note 2 – Property and Equipment

Property and equipment as at June 30, 2011 and 2010 consisted of the following:

	2011	2010
Computer equipment	$54,124	$52,930
Less: Accumulated depreciation	(53,050)	(52,930)
Net Fixed Assets	$1,074	$0

Depreciation expense for the six months ended June 30, 2011 and 2010 was $120 and $0, respectively.

Note 3 - Accrued Expenses

Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following:

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $459,892.

	June 30, 2011	Dec 31, 2010
Michael Jordan settlement	$468,750	$468,750
Management salary	656,250	568,750
Professional fees	3,000	3,000
Total Accrued Expenses	$1,128,000	$1,040,500

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of March 31, 2011, the balance on this note is $263,496 with accrued interest related to this note amounted to $366,894.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $762,271.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $167,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $50,637.

The total amount due for notes payable – officer is $1,189,416 as of June 30, 2011.

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

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $31,625.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of June 30, 2011, $125,000 of these notes and accrued interest of $145,834 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of June 30, 2011 was $304,000.

The loan for $100,000 plus accrued interest of $132,000 was in default and has now been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of June 30, 2011 of $50,000 plus accrued interest of $16,000.

During the year ended December 31, 2010, the Company converted $88,000 of certain notes payable into 17,600,000 shares of the company’s common stock.

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share. The balance of the loan as at June 30, 2011 is $55,500.

The total amount due for notes payable is $565,750 as of December 31, 2010.

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $76,250 bears interest at 7% per annum and accrued interest to date is $25,317.

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

During the three months ended June 30, 2011 a total of 10,750,000 shares was issued to reduce notes payable by $21,750.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2011, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

Since our inception, we have incurred significant losses and at June 30, 2011 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2010.

Results of Operations

Three  months ended  June 30, 2011  vs. June 30, 2010

Revenue for the three  months ended June 30, 2011 was $40 compared to $0 for the three months ended June 30, 2010

The cost of revenue for the three months ended June 30, 2011 was $0  as compared to  $0 for the period ended June 30, 2010

Selling, general and administrative expenses for the three months ended June 30, 2011 was $52,776  as compared to $48,534 for the three months ended June 30, 2010.

Six  months ended  June 30, 2011  vs. June 30, 2010

Revenue for the six months ended June 30, 2011 was $141 compared to $172 for the six months ended June 30, 2011

The cost of revenue for the six months ended June 30, 2011 was $0  as compared to  $0 for the period ended June 30, 2010

Selling, general and administrative expenses for the six months ended June 30, 2011 was $104,909  as compared to $94,676 for the six months ended June 30, 2010.

Interest expense and financing costs for the six  months ended June 30, 2011 was $166,639 as compared to $ 166,925 for the nine months ended June 30 , 2010.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $22,432334. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

There are several judgments against our company that could effect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011 the Company issued 15,500,000 for a total of consideration of 37,500

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

Dated:  August 8, 2011

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 8, 2011

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)