Form 10-Q/A
period 2011-06-30
CEPHAS HOLDING CORP.
filed 2011-09-14
CIK 1061169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-24835
(Commission file number)

CEPHAS HOLDING CORP.
 (Exact name of small business issuer as specified in its charter)

Delaware	38-3399098
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016
 (Address of principal executive offices)

623-850-1356
 (Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2011  –196,283,679  shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Cephas Holding Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the Form 10-Q), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CEPHAS HOLDING CORP.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$449	$1,539
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	36,449	37,539

FIXED ASSETS - at cost
Computer and office equipment	54,124	52,930
Less: Accumulated depreciation	(53,050)	(52,930)

NET FIXED ASSETS	1,074	-

INVESTMENTS	135,000	135,000

TOTAL ASSETS	$172,523	$172,539

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$229,307	$229,307
Accrued expenses	1,128,000	1,040,500
Accrued interest	2,182,365	2,015,726
Accrued derivative liability	313,975	305,864
License fees payable	200,000	200,000
Due to related parties	58,423	52,698
Advances from an officer	99,580	112,670
Notes payable	565,750	615,250
Note payable - officer	1,189,416	1,217,149
Note payable - other	76,250	83,750
TOTAL CURRENT LIABILITIES	6,043,066	5,872,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized;180,533,679( December 31, 2010 - 114,983,679) shares	180,534	114,984
issued and outstanding
Additional paid-in capital	16,536,703	16,492,903
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(22,432,334)	(22,152,816)

TOTAL STOCKHOLDERS' DEFICIT	(5,870,543)	(5,700,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,523	$172,539

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

REVENUE	$40	$-	$141	$172

COST OF REVENUE	-	-	-	-

GROSS PROFIT	40	-	141	172

EXPENSES:
Selling, general and administrative	52,776	48,534	104,909	94,676

TOTAL EXPENSES	52,776	48,534	104,909	94,676

LOSS FROM OPERATIONS	(52,736)	(48,534)	(104,768)	(94,504)

OTHER INCOME (EXPENSE):
Change in derivative	(2,658)	-	(8,111)	-
Interest expense and financing costs	(83,209)	(84,431)	(166,639)	(167,925)

TOTAL OTHER INCOME (EXPENSE)	(85,867)	(84,431)	(174,750)	(167,925)
LOSS BEFORE PROVISION FOR INCOME TAXES	$(138,603)	$(132,965)	$(279,518)	$(262,429)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(138,603)	$(132,965)	$(279,518)	$(262,429)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.001)	$(0.001)	$(0.002)	$(0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	141,111,161	97,983,679	141,111,161	97,983,679

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279,518)	$(262,429)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	2,000	-
Depreciation	120	-
Change in derivative liability	8,111
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable	87,500	87,500
Accrued interest	166,639	167,925

Net cash used in operating activities	(15,148)	(7,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	(1,194)	-
Investment in Network Talent, LLC	-	(62,000)

Net cash used in investing activities	(1,194)	(62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	9,527	(15,823)
Notes payable	5,725	85,000
Advances from related parties, net	-	(90)

Net cash provided by financing activities	15,252	69,087

INCREASE (DECREASE) IN CASH	(1,090)	83

CASH, Beginning of period	1,539	176

CASH, End of period	$449	$259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH TRANSACTIONS:
Conversion of notes and payables to equity	$107,350	$-

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