Form 10-Q
period 2011-09-30
CEPHAS HOLDING CORP.
filed 2011-11-14
CIK 1061169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

000-24835
(Commission file number)

CEPHAS HOLDING CORP.
 (Exact name of small business issuer as specified in its charter)

Delaware	38-3399098
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016
 (Address of principal executive offices)

(623) 738-5792
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2011  –196,283,679  shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

CEPHAS HOLDING CORP.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$95	$1,539
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	36,095	37,539

FIXED ASSETS - at cost
Computer and office equipment	54,124	52,930
Less: Accumulated depreciation	(53,116)	(52,930)

NET FIXED ASSETS	1,008	-

INVESTMENTS	135,000	135,000

TOTAL ASSETS	$172,103	$172,539

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$235,757	$229,307
Accrued expenses	1,171,750	1,040,500
Accrued interest	2,265,538	2,015,726
Accrued derivative liability	237,506	305,864
License fees payable	200,000	200,000
Due to related parties	58,423	52,698
Advances from an officer	101,337	112,670
Notes payable	565,750	615,250
Note payable - officer	1,189,416	1,217,149
Note payable - other	76,250	83,750
TOTAL CURRENT LIABILITIES	6,101,727	5,872,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized;180,533,679( December 31, 2010 - 114,983,679) shares	180,534	114,984
issued and outstanding
Additional paid-in capital	16,536,703	16,492,903
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(22,491,415)	(22,152,816)

TOTAL STOCKHOLDERS' DEFICIT	(5,929,624)	(5,700,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,103	$172,539

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010

REVENUE	$75	$656	$216	$828

COST OF REVENUE	-	-	-	-

GROSS PROFIT	75	656	216	828

EXPENSES:
Selling, general and administrative	52,451	66,797	157,361	161,473

TOTAL EXPENSES	52,451	66,797	157,361	161,473

LOSS FROM OPERATIONS	(52,376)	(66,141)	(157,145)	(160,645)

OTHER INCOME (EXPENSE):
Change in derivative	76,469	-	68,358	-
Interest expense and financing costs	(82,173)	(84,431)	(249,812)	(167,925)

TOTAL OTHER INCOME (EXPENSE)	(5,704)	(84,431)	(181,454)	(167,925)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(58,080)	$(150,572)	$(338,599)	$(328,570)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(58,080)	$(150,572)	$(338,599)	$(328,570)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.000)	$(0.002)	$(0.002)	$(0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	157,633,953	97,983,679	157,633,953	97,983,679

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,599)	$(285,094)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	2,000	14,000
Depreciation	186	-
Change in derivative liability	(68,358)
Changes in operating assets and liabilities:
Accounts payable	131,250	131,250
Accrued interest	249,812	124,449

Net cash used in operating activities	(23,709)	(15,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	-	(90)
Acquisition of computer equipment	(1,194)	-
Investments	-	(135,000)

Net cash used in investing activities	(1,194)	(135,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances by an officer, net	19,097	21,086
Notes payable - net	5,725	135,000

Issuance of stock for cash		-
Advances from related parties, net	-	-

Net cash provided by financing activities	24,822	156,086

INCREASE (DECREASE) IN CASH	(81)	5,601

CASH, Beginning of period	176	176

CASH, End of period	$95	$5,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Basis of Presentation and Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the nine months ended September 30, 2011 and 2010,  had an accumulated  deficit and a working  capital  deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting  principles  generally accepted in the  United States of America requires management to make  estimates and  assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial  statements and the reported  amounts of revenue and expenses during the reporting periods. As of September 30, 2011 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Stock Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the nine months ended September 30, 2011, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the nine months ended September 30, 2011.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Earnings (Loss) Per Share
The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share."  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for nine months ended September 30, 2011 and 2010 respectively because the effect would have been anti-dilutive:

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In December 2010, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangible – Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes which became effective for the Company beginning January 1, 2011 have not had an impact on the Company’s disclosures but may impact disclosures for future business combinations depending on acquisitions that are made in such periods.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes will be effective for the first quarter filing of 2012. The adoption of this update will change the manner in which the Company presents comprehensive income in the future.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it

Note 2 – Property and Equipment

Property and equipment as at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Computer equipment	$54,124	$52,930
Less: Accumulated depreciation	(53,116)	(52,930)
Net Fixed Assets	$1,008	$0

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $186 and $0, respectively.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 3 - Accrued Expenses

Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following:

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on that settlement to date amounts to $473,955.

	June 30, 2011	Dec 31, 2010
Michael Jordan settlement	$468,750	$468,750
Management salary	700,000	568,750
Professional fees	3,000	3,000
Total Accrued Expenses	$1,171,750	$1,040,500

Note 4 - Notes Payable - Officer

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of September 30, 2011, the balance on this note is $263,496 with accrued interest related to this note amounted to $380,728.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $802,114.

Additional notes were issued during 2007 to Peter Klamka for unpaid salaries of $167,000 bearing interest at the rate of 8% per annum. Interest accrued to date is $54,004.

The total amount due for notes payable – officer is $1,189,416 as of September 30, 2011.

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

Note 5 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $32,250.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year  stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended  December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of September 30, 2011, $125,000 of these notes and accrued interest of $148,959 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of September 30, 2011 was $304,000.

The loan for $100,000 plus accrued interest of $132,000 was in default and has now been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of September 30, 2011 of $50,000 plus accrued interest of $22,000.

During the year ended December 31, 2010, the Company converted $88,000 of certain notes payable into 17,600,000 shares of the company’s common stock.

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share. The balance of the loan as at September 30, 2011 is $55,500.

The total amount due for notes payable is $565,750 as of September 30, 2011.

Note 6 – Notes Payable – Related Party

The Company issued a note to Eric Joffe for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $76,250 bears interest at 7% per annum and accrued interest to date is $26,662.

Note 7 - Stockholders' Deficit

Series A Preferred Stock
The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 2,225 shares are issued and outstanding at September 30, 2011. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock
The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at September 30, 2011.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

During 2003, the Company issued to Mr. Peter Klamka, the Company's CEO, 850,000 shares of Series B as consideration for the contribution of an affinity credit card business to Legend Credit.

Series C Convertible Preferred Stock
The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at September 30, 2011.

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

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 8 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2011 and September 30, 2010 respectively, are as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $22,568,941 for federal purposes and $21,044,291 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the nine months ended September 30, 2011 and 2010 respectively, differed from the statutory federal rate of 34 percent as follows:

	2011	2010

Statutory rate applied to loss before income taxes	$(7,673,440)	$(7,461,697)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	7,673,440	7,461,697

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2011 and 2010, respectively:

CEPHAS HOLDING CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	September 30,
	2011	2010

Deferred tax assets
Net operating loss carry forwards	$22,568,941	$21,946,168
Less: valuation allowances	(22,568,941)	(21,946,168)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2011, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

Item 2.Management's Discussion and Analysis or Plan of Operation

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

Since our inception, we have incurred significant losses and at September 30, 2011 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended  September 30, 2011  vs. September 30, 2010

Revenue for the three  months ended September 30, 2011 was $75 compared to $646 for the three months ended September 30, 2010

The cost of revenue for the three months ended September 30, 2011 was $0  as compared to  $0 for the period ended September 30, 2010

Selling, general and administrative expenses for the three months ended September 30, 2011 was $52,451 as compared to $66,797  for the three months ended September 30, 2010.

Nine  months ended  September 30, 2011  vs. September 30, 2010

Revenue for the nine months ended June 30, 2011 was $216 compared to $828 for the nine months ended September 30, 2011

The cost of revenue for the nine months ended September 30, 2011 was $0 as compared to  $0 for the period ended September 30, 2010

Selling, general and administrative expenses for the nine months ended September 30, 2011 was $157,361  as compared to $167,925 for the nine months ended September 30, 2010.

Interest expense and financing costs for the nine  months ended September 30, 2011 was $249,812 as compared to $ 167,925 for the nine months ended September 30 , 2010.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $22,491,415. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.Controls and Procedures

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

Part II.OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011 the Company issued 15,500,000 for a total of consideration of 37,500

Item 3.Defaults Upon Senior Securities

None

Item 4.Submission of Matters to a Vote of Security Holders

The Company’s Filed a 14C to Split the common stock, par value $0.001 per share (the “Common Stock”), at an exchange ratio of one for two hundred and fifty (1:250) the “Reverse Stock Split”. This Information Statement is first being mailed to stockholders of the Company on or about  October 25, 2011.  The Reverse Stock Split will not become effective until at least twenty (20) days after the initial mailing of this Information Statement

Item 5.Other Information

None

Item 6.Exhibits

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cephas Holding, Corp.

Date: November 10, 2011	By:	/s/ Peter Klamka
Peter Klamka,
Principal Executive Officer and Principal Financial Officer