Form 10-K
period 2011-12-31
CEPHAS HOLDING CORP.
filed 2012-04-23
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2011

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

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $268

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,58,788  as of April 12, 2012

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,435,155    AS OF April 12, 2012

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

OUR BUSINESS

We are a developer and marketer of mobile applications.  We are develop applications for the  iPhone platform. Our focus is on entertainment themed applications. We have two subsidiaries, Legend Credit Inc which did not have any business operations as of December 31, 2011 and Legend Studios Inc.

OUR SOURCES OF REVENUE

SALES OF MOBILE PRODUCTS

We currently an applications on the iTunes store called  “The Iron Sheik Soundboard.” The Iron Sheik is a popular character from professional wrestling.

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

We are also developing applications for the iPhone under license from MMA stars Wanderlai Silva and Rich Franklin.

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

INVESTMENT IN MODELING BUSINESS

Through our subsidiary, Legend Studios Inc, we have a 14.88% percent  equity interest in The Network Talent, LLC (www.thenetworktalent.com) which is producing and marketing a new platform for the modeling industry. The platform includes the digital aggregation of talent from around the world.

The Network Talent,LLC's efforts were recently chronicled on a reality series called, “Remodeled” which aired in the United States on the CW Network.

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. For the year ended December 31, 2011we incurred a net loss of $ 812,307.  There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2011, we had an accumulated deficit of $22,965,123 We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2011, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2011, which are included in this Form 10-K, indicate that there was substantial doubt as of December 31, 2011 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

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

Our success will also be dependent upon our ability to hire and retain marketing, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain additional qualified personnel. The loss of our Chief Executive Officer’s service would have a material adverse effect on us.

At the present time we are unable to pay any dividends.

The Company has not paid any cash dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future.  It is anticipated that earnings, if any, which may be generated from operations will be used to finance the continued operations of the Company.  Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of the securities offered hereby.

Future issuance of securities could cause dilution to existing shareholders.

The Company has the authority to issue up to 300,000,000 shares of common stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. The company expects to issue shares to fund operations and to satisfy outstanding convertible notes.  Future issuances of common will dilute the holdings of our existing stockholders and may reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive rights.

There is currently a limited trading market for our common stock and our stock experiences price fluctuations.

There is currently a limited market for our common stock and we can provide no assurance to investors that a more robust market will develop. If a more robust market for our common stock does not develop, our shareholders may not be able to resell the shares of our common stock they have purchased and they may lose all of their investment. Our stock is thinly traded and is therefore subject to significant fluctuations if the amount of trading increases significantly for a short period of time. Even one large trade could materially affect the price of the stock even though the status of the Company remains unchanged.

The trading price of our common stock may be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including, without limitation, public announcements regarding our Company, purchases or sales by existing stockholders, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts. These fluctuations may have a material adverse effect on the trading price of our common stock.

In addition, the stock market in general, and the market for technology related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

EMPLOYEES

As of December 31, 2011, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain a mailing address at an executive office suite at 2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016.  We do not have the need for office space at this time.

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

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2010.......................          $   0.007         $   0.006

June 30, 2010........................            $   0.007      $   0.006

September 30, 2010...................       $   0.14           $  0.0095

December 31, 2010....................       $   0.0125        $   0.009

March 31, 2011.......................          $   0.016         $   0.012

June 30, 2011........................            $   0.0045     $   0.0045

September 30, 2011...................       $   0.002           $  0.002

December 31, 2010....................       $   0.0035       $   0.0035

On  April 8 ,2012 the closing bid price for the common stock on the  Pink Sheets was $.15

HOLDERS

As of March 1, 2012 there were 172 record holders of our common stock. This does not include shares held in street names.

DIVIDENDS

Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

During 2011 the Company issued common shares to consultants for services provided.  We have recorded compensation costs at the fair value at the time of issuance and expensed in the periods the service were performed.  Total common shares issued for these services were 15,645,000 (62,580 post split) and recorded expenses of $110,000 related to the issuances.

During the quarter ended March 31, 2011, the Company issued a total of 54,600,000 (218,400 post split) shares for services of $2,000 and to reduce notes and loans by $85,600.

During the three months ended June 30, 2011 a total of 10,750,000 (43,000 post split) shares were issued to reduce notes payable by $21,750.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2011  elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are a developer and marketer of  mobile phone applications for the iPhone platform. We currently have three apps available to consumers. Our  apps are  “Iron Sheik Soundboard”, “MMAUnderboss” and “Metal News”.

Since our inception, we have incurred net losses of $22,965,123 at December 31, 2011 current liabilities exceeded current assets by $6,339,573. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the Iphone and Ipad applications.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2011.

Results of Operations

Year ended December 31, 2011 vs. December 31, 2010

Revenue for the year ended December 31, 2011 decreased by $653 from $921 for the year ended December 31, 2010 to $268  for the year ended December 31, 2011. Revenue for the year ended December 31, 2011 was from sales of the Iron Sheik Iphone application.

Cost of revenue for the year ended December 31, 2011was the same as the year ended December 31, 2010 to which was $0. Cost of revenue as a percentage of revenue was 0% and 0% for the year ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses for the year ended December 31, 2011 increased by $184,627from $213,671  for the year ended December 31, 2010 to $398,298 for the year ended December 31, 2011. A majority of selling, general and administrative expenses in 2011 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2011 increased by 130,815 from 202,595 the year ended December 31, 2010  to$333,410 for the year ended December 31, 2011.

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2010 and 2011. We own a 50% interest in Legend Credit, which previously marketed prepaid debit cards.

Net loss for the year ended December 31, 2011 was $812,307 as compared with $490,514 for the year ended December 31, 2010.  The loss was attributable primarily to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $22,965,123,. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the Company has very little operating activity.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office and Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

 However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 43 Chairman of the Board, CEO, President, Treasurer & Secretary

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2011 , there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2010     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                    2011     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2010 and 2011, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2011, 0 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 1, 2012 (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

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

EQUITY COMPENSATION PLANS

As of December 31, 2011, our equity compensation plans were as follows:

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

       21.1         List of Cephas Subsidiaries (7)

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2010 and 2011, our principal accountants have billed approximately $7,250 and approximately $5,250 respectively, for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2011 and 2010.

TAX FEES

There were not fees billed for the fiscal years ended December 31, 2011 and 2010, for tax compliance, tax advice, and tax planning services.

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

Cephas Holding Corp..

Date: 4/18/2012 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,    4/18/2012

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)

Peter Klamka

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cephas Holding Corp.:

I have audited the consolidated balance sheets of Cephas Holding Corp. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statement of operations, consolidated changes in stockholder’s deficit, and consolidated cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Cephas Holding Corp. and Subsidiaries. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 17, 2012

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010
CURRENT ASSETS:
Cash	$ 35,327	$ 1,539
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	71,327	37,539

FIXED ASSETS - at cost
Computer and office equipment	54,124	52,930
Less: Accumulated depreciation	(53,183)	(52,930)

NET FIXED ASSETS	941	-

INVESTMENTS, at cost	220,000	135,000

TOTAL ASSETS	$ 292,268	$ 172,539

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 235,757	$ 229,307
Accrued expenses	865,500	1,040,500
Accrued interest	2,349,135	2,015,726
Accrued derivative liability	212,031	305,864
License fees payable	200,000	200,000
Due to related parties	58,563	52,698
Advances from an officer	106,648	112,670
Notes payable	951,200	699,000
Note payable - officer	1,432,066	1,217,149
TOTAL CURRENT LIABILITIES	6,410,900	5,872,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478

Common stock; $0.001 par value; 75,000,000,000 shares
authorized; 784,715 and 459,935 issued and outstanding, respectively'	785	460
issued and outstanding
Additional paid-in capital	17,001,152	16,607,427
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(22,965,123)	(22,152,816)

TOTAL STOCKHOLDERS' DEFICIT	(6,118,632)	(5,700,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 292,268	$ 172,539

* On October 11, 2011 the Company's Board of Directors approved a 1:250 reverse split, effective in first quarter of 2012.  The above shares have been retroactively restated to reflect the effects of the reverse stock-split.

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2011	2010
REVENUE	$ 268	$ 921

COST OF REVENUE	-	-

GROSS PROFIT	268	921

EXPENSES:
Selling, general and administrative	398,298	213,671

TOTAL EXPENSES	398,298	213,671

LOSS FROM OPERATIONS	(398,030)	(212,750)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(333,410)	(202,595)
Change in derivative liability	93,833	(75,169)
Beneficial conversion	(174,700)	-

TOTAL OTHER INCOME (EXPENSE)	(414,277)	(277,764)

	(812,307)	(490,514)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS	$ (812,307)	$ (490,514)

BASIC AND DILUTED LOSS PER
COMMON SHARE	696,625	409,129

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (1.17)	$ (1.20)

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (812,307)	$ (490,514)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	253	-
Change in derivative liability	(93,833)	75,169
Beneficial conversion, notes payable	174,700	-
Issuance of common stock for services and expenses	112,000	19,000
Changes in operating assets and liabilities:
Accounts payable	6,450	-
Accrued expenses - net	255,000	175,000
Accrued interest	333,409	202,594
Net cash used in operating activities	(24,328)	(18,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	(1,194)	-
Investment	(85,000)	(135,000)
Net cash used in investing activities	(86,194)	(135,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to/from related parties	5,865	(90)
Increase in notes payable	144,467	135,000
Advances from an officer - net	(6,022)	20,204
Net cash provided by financing activities	144,310	155,114

INCREASE (DECREASE) IN CASH	33,788	1,363

CASH, Beginning of year	1,539	176

CASH, End of year	$ 35,327	$ 1,539
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Stock issued for reduction in notes payable and advances	$ 107,350	$ 88,000
Converted accrued salaries to notes payable	$ 350,000	$ -
Converted accrued salaries to notes payable	$ 80,000	$ -

The accompanying notes are an integral part of these financial statements.

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2009 TO DECEMBER 31, 2011

				Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2009	44,500	44	850,000	8,500	147,775	1,478

Shares issued for services and expenses	-	-	-	-	-	-
Shares issued to reduce notes payable	-	-	-	-	-	-

Balance - December 31, 2010	44,500	44	850,000	8,500	147,775	1,478

Shares issued for services and expenses	-	-	-	-	-	-
Shares issued to reduce notes payable	-	-	-	-	-	-

Balance - December 31, 2011	44,500	$ 44	$ 850,000	$ 8,500	$ 147,775	$ 1,478
CONTINUED

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Non-
	Common Stock		Paid-In	Shareholder	Controlling	Accumulated
	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance - December 31, 2009	379,535	380	16,500,507	(156,300)	(9,168)	(21,662,302)	(5,316,861)

Shares issued for services and expenses	10,000	10	18,990	-		-	19,000
Shares issued to reduce notes payable	70,400	70	87,930	-		-	88,000

Net Loss	-	-	-	-		(490,514)	(490,514)

Balance - December 31, 2010	459,935	460	16,607,427	(156,300)	(9,168)	(22,152,816)	(5,700,375)

Shares issued for services	800	1	1,999	-		-	2,000
Shares issued for services	62,580	63	109,937	-		-	110,000
Shares issued to reduce notes payable	261,400	261	107,089	-		-	107,350
Beneficial conversion on notes payable	-	-	174,700	-		-	174,700
							-
Net Loss	-	-	-	-	-	(812,307)	(812,307)

Balance - December 31, 2011	784,715	$ 785	$ 17,001,152	$ (156,300)	(9,168)	$ (22,965,123)	$ (6,118,632)

* On October 11, 2011 the Company's Board of Directors approved a 1:250 reverse split, effective in first quarter of 2012.  The above shares have been retroactively restated to reflect the effects of the reverse stock-split.

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the years ended December 31, 2011 and 2010, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31,, 2011 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the year ended December 31, 2011, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the year ended December 31, 2011.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Financial Asset	Total	Level 1	Level 2	Level 3
Investment, at cost	$ 220,000			$ 220,000
	$ 220,000	$ --	$ --	$ 220,000

Property and equipment

Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Revenue Recognition

The Company generates revenue from the sale of products on its web sites and through other channels, the sale of advertisements on radio stations it operated and service fees from the sale of debit cards. The Company recognizes revenue for these product sales when the product is shipped to the customer.  The Company recognizes revenue from the radio stations it operated when advertisements were aired.  The Company recognizes service fee revenue from the sale of debit cards at the time the customer is sent the debit card.  Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.  No revenues have been recognized for the years ended December 31, 2011 and 2010.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2011 and 2010 respectively because the effect would have been anti-dilutive:

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, a fair value calculation is not required.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 2 – Property and Equipment

Property and equipment as at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Computer equipment	$54,124	$52,930

Less: Accumulated depreciation	(53,183)	(52,930)
Net Fixed Assets	$941	$0

Depreciation expense for the years ended December 31, 2011 and 2010 was $253 and $0, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $220,000 and $135,000 as of December 31, 2011 and 2010, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at December 31, 2011 and December 31, 2010 consisted of the following:

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on settlement, to date, amounts to $488,018.

An officer of the Company, as approved by the Board of Directors, is paid a salary of $175,000 per annum, renewable annually upon mutual consent until terminated by either party.  Amounts are currently being accrued until sufficient cash flows from operation allow payment.

	Dec 31, 2011	Dec 31, 2010
Michael Jordan settlement	$468,750	$468,750
Management salary	393,750	568,750
Professional fees	3,000	3,000
Total Accrued Expenses	$865,500	$1,040,500

On December 30, 2011 the Company’s Board of Directors approved the conversion of $350,000 of accrued salaries into a promissory note payable.

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of December 31, 2011, the balance on this note is $263,496 with accrued interest related to this note amounted to $394,562.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $841,957.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of December 31, 2011.  Interest accrued to date is $57,334.

On December 30, 2011 a promissory note was issued for accrued salaries for the last 2 years, issued to Peter Klamka, in the amount of $350,000 bearing interest at the rate of 8% per annum, payable upon written demand. The note is convertible, at the option of the holder, at a fixed share price of $.875, the closing bid for the common shares as of December 30, 2011. At December 30, 2011, the Company, at the request of the holder, issued 261,400 (post split) shares, reducing this note in the amount of $107,350.  There was no discount to the stated share conversion price at the date of the agreement; therefore no beneficial conversion rate is recognized. The remaining balance on this note is $242,650 as of December 31, 2011. No interest has accrued on this note as of December 31, 2011.

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

Note 6 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $32,875.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of December 31, 2011, $125,000 of these notes and accrued interest of $152,084 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of December 31, 2011 was $304,000.

The loan for $100,000 plus accrued interest of $132,000 was in default and has now been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of December 31, 2011 of $50,000 plus accrued interest of $28,000.

During the year ended December 31, 2010, the Company converted $88,000 of certain notes payable into 17,600,000 (70,400 post split) shares of the company’s common stock.

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.  In 2011 an additional 70,000 was advanced by the party. The balance of the loan as at December 31, 2011 is $155,000 and accrued interest of $6,154.  The conversion feature of the notes resulted in a beneficial conversion expense of $155,000, which has been recognized in 2011.

During 2011 the company issued a series of notes  for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $315 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum.  The note is payable on demand and there are no fixed terms of repayment.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $76,250 bears interest at 7% per annum and accrued interest to date is $27,996. An additional note for unpaid salary for 2011 was issued for $80,000 bearing interest at 7% per annum.

 Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 44,500 shares are issued and outstanding at December 31, 2011. Each share of Series A can be converted into 20 shares of common stock.

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

The holders of the Series B shall vote on all matters with the holders of the common stock (and not as a separate class) on a ten vote per share basis.  The holders of the Series B shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

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

The holders of the Series C shall vote on all matters with the holders of the common stock (and not as a separate class) on a ten vote per share basis.  The holders of the Series C shall be entitled to receive all notices relating to voting as are required to be given to the holders of the common stock.

During 2004, the Company issued to Mr. Peter Klamka, the Company's CEO, 147,775 shares of Series C as consideration for the contribution of an additional 10% ownership in Legend Credit. (See Note 3)

Common Stock

During the quarter ended March 31, 2010 the Company issued a total of 3,100,000 (12,400 post split) common shares to convert notes payable for a total consideration of $15,500.

During the quarter ended September 2010 the Company issued a total of 8,000,000 (32,000 post split) shares of common stock to convert certain notes payable in the amount of $40,000.

During the quarter ended September 30, 2010 the Company issued a total of 2,000,000 (8,000 post split) shares of common stock for services rendered totaling $14,000.

During the quarter ended December 31, 2010, the Company issued a total of 7,000,000 (28,000 post split) shares of common stock for services totaling $5,000 and to reduce notes payable by $32,500.

During 2011 the Company issued common shares to consultants for services provided.  We have recorded compensation costs at the fair value at the time of issuance and expensed in the periods the service were performed.  Total common shares issued for these services were 15,645,000 (62,580 post split) and recorded expenses of $110,000 related to the issuances.

During the quarter ended March 31, 2011, the Company issued a total of 54,600,000 (218,400 post split) shares for services of $2,000 and to reduce notes and loans by $85,600.

During the three months ended June 30, 2011 a total of 10,750,000 (43,000 post split) shares were issued to reduce notes payable by $21,750.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2011 and 2010 respectively, are as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $22,774,256 for federal purposes and $21,249,606 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the years ended December 31, 2011 and 2010 respectively, differed from the statutory federal rate of 34 percent as follows:

	2011	2010

Statutory rate applied to loss before income taxes	$(7,743,247)	$(7,531,957)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	7,743,247	7,531,957

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carry forwards	$22,774,256	$22,152,816
Less: valuation allowances	(22,774,256)	(22,152,816)

Net Deferred Tax Asset	$-	$-

Note 9 - Commitments and Contingencies

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2011, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

During the year ended December 31, 2010 the Company invested a total of $135,000 worth of units in Network Talent, LLC, (Network), a modeling agency in California.

The Company has committed to advance by way of purchase of units of Network a total of $400,000 of which $220,000 has been advanced to date.