Form 10-Q
period 2012-03-31
CEPHAS HOLDING CORP.
filed 2012-05-15
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2012 , 28,235,155 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [ x ]   No [  ]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and

                 December 31, 2011(audited)

3

Consolidated Statements of Operations for the

three  months ended March 31, 2012  and 2011 (unaudited)

5

Consolidated Statements of Cash Flows for the

Three   months March 31, 2012 and 2011 (unaudited)

6

Notes to Consolidated Interim Financial Statements (unaudited)

7

Item 2.

Management's Discussion and Analysis or Plan of Operation

16

Item 3.

Controls and Procedures

19

PART II.

OTHER INFORMATION

20

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

SIGNATURES

21

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 235	$ 35,327
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	36,235	71,327

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,242)	(53,183)

NET FIXED ASSETS	882	941

INVESTMENTS, at cost	355,000	220,000

TOTAL ASSETS	$ 392,117	$ 292,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,308	$ 235,757
Accrued expenses	929,250	865,500
Accrued interest	2,427,817	2,349,135
Accrued derivative liability	94,634	212,031
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	117,748	106,648
Notes payable	1,038,200	951,200
Note payable - officer	1,428,816	1,432,066
TOTAL CURRENT LIABILITIES	6,524,336	6,410,900

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500

Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized; 5,434,715 and 784,715 issued and outstanding, respectively'	5,435	785
issued and outstanding
Additional paid-in capital	17,012,752	17,001,152
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(22,994,960)	(22,965,123)

TOTAL STOCKHOLDERS' DEFICIT	(6,132,219)	(6,118,632)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 392,117	$ 292,268

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

REVENUE	$ 55	$ 101

COST OF REVENUE	-	-

GROSS PROFIT	55	101

EXPENSES:
Selling, general and administrative	68,606	52,133

TOTAL EXPENSES	68,606	52,133

LOSS FROM OPERATIONS	(68,551)	(52,032)

OTHER INCOME (EXPENSE):
Change in derivative liability	117,397	(40,779)
Interest expense and financing costs	(78,683)	(83,430)

TOTAL OTHER INCOME (EXPENSE)	38,714	(124,209)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (29,837)	$ (176,241)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (29,837)	$ (176,241)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.02)	$ (0.35)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	1,258,895	502,233

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (29,837)	$ (176,241)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	-	2,000
Depreciation	59	53
Change in derivative liability	(117,397)	40,779
Changes in operating assets and liabilities:
Accounts payable	57,301	43,750
Accrued interest	78,682	83,430

Net cash used in operating activities	(11,192)	(6,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	(1,194)
Investment in Network Talent, LLC	(135,000)	-

Net cash used in investing activities	(135,000)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	11,100	403
Notes payable	100,000	5,725

Net cash provided by financing activities	111,100	6,128

INCREASE (DECREASE) IN CASH	(35,092)	(1,295)

CASH, Beginning of period	35,327	1,539

CASH, End of period	$ 235	$ 244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 78,682	$ 83,430
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the three months ended March 31, 2012, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the three months ended March 31, 2012, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the three months ended March 31, 2012.

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Financial Asset	Total	Level 1	Level 2	Level 3
Investment, at cost	$ 355,000			$ 355,000
	$ 355,000	$ --	$ --	$ 355,000

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2012 and 2011 respectively because the effect would have been anti-dilutive:

	2012	2011
Conversion of Series A preferred stock	44,500	44,500
Conversion of Series B preferred stock	8,500,000	8,500,000
Conversion of Series C preferred stock	14,777,500	14,777,500
Total	23,322,000	23,322,000

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

Note 2 – Property and Equipment

Property and equipment as March 31, 2012 and December 31, 2011 consisted of the following:

March 31,        Dec 31,

	2011	2011
Computer equipment	$54,124	$54,124
Less: Accumulated depreciation	(53,242)	(52,983)
Net Fixed Assets	$882	$1,141

Depreciation expense for the three months ended March 31, 2012 and 2011 was $59 and $53, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $355,000 and $220,000 as of March 31, 2012 and December 31, 2011, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following:

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on settlement, to date, amounts to $468,750.

An officer of the Company, as approved by the Board of Directors, is paid a salary of $175,000 per annum, renewable annually upon mutual consent until terminated by either party.  Amounts are currently being accrued until sufficient cash flows from operation allow payment.

	Mar 31, 2012	Dec 31, 2011
Michael Jordan settlement	$468,750	$468,750
Management salary	457,500	393,750
Professional fees	3,000	3,000
Total Accrued Expenses	$929,250	$865,500

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of March 31, 2012, the balance on this note is $263,496 with accrued interest related to this note amounted to $408,396.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $881,800.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of March 31, 2012.  Interest accrued to date is $60,674.

On December 30, 2011 a promissory note was issued for accrued salaries for the last 2 years, issued to Peter Klamka, in the amount of $350,000 bearing interest at the rate of 8% per annum, payable upon written demand. The note is convertible, at the option of the holder, at a fixed share price of $.875, the closing bid for the common shares as of December 30, 2011. At December 30, 2011, the Company, at the request of the holder, issued 261,400 (post split) shares, reducing this note in the amount of $107,350.  There was no discount to the stated share conversion price at the date of the agreement; therefore no beneficial conversion rate is recognized. During the three months ended March 31, 2012, the Company issued stock valued at $3,250 to reduce the note to 239,400 as of March 31, 2012. Interest accrued to date is $4,788.

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

Note 6 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $33,500.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an aggregate  of  96,000  two-year stock  purchase warrants to purchase  Legend  Studios  common stock at $3.50 per share. During the year ended December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of March 31, 2012, $125,000 of these notes and accrued interest of $155,209 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of March 31, 2012 was $293,000.

The loan for $100,000 plus accrued interest of $132,000 was in default and has now been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of March 31, 2012 of $50,000 plus accrued interest of $29,250.

During the year ended December 31, 2010, the Company converted $88,000 of certain notes payable into 17,600,000 (70,400 post split) shares of the company’s common stock.

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.  In 2011 an additional 70,000 was advanced by the party. The balance of the loan as at March 31, 2012 is $155,000 and accrued interest of $8,867.  The conversion feature of the notes resulted in a beneficial conversion expense of $155,000, which has been recognized in 2011.

During 2011 the company issued a series of notes  for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $660 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum.  As of March 31, 2012 an additional $100,000 was advanced leaving a balance owing of $145,000. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date is $2,327.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $76,250 bears interest at 7% per annum. An additional note for unpaid salary for 2011 was issued for $80,000 bearing interest at 7% per annum.  During the three months ended March 31, 2012, the note was reduced by the issuance of common stock with a value of $2,000 leaving a total balance outstanding of $154,250 and total interest accrued to date is $30,702.

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

During the three months ended March 31, 2012 a total of 4,650,000 shares of common stock were issued to reduce notes payable by $16,250.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2012 and 2011 respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $22,921,490 for federal purposes and $21,396,840 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the three months ended March 31, 2012 and 2011 respectively, differed from the statutory federal rate of 34 percent as follows:

	2012	2011

Statutory rate applied to loss before income taxes	$(7,793,307)	$(7,527,087)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	7,793,307	7,527,087

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2012 and 2011, respectively:

	March 31,
	2012	2011
Deferred tax assets
Net operating loss carry forwards	$22,921,490	$22,138,490
Less: valuation allowances	(22,921,490)	(22,138,490)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2012, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

The Company has committed to advance by way of purchase of units of Network a total of $400,000 of which $355,000 has been advanced to date.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2011 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Since our inception, we have incurred significant losses and at March 31, 2012 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended  March 31, 2012  vs. March 31, 2011

Revenue for the three  months ended March 31, 2012 was $55 compared to $101 for the three months ended March 31, 2011

The cost of revenue for the three months ended March 31, 2012 was $0  as compared to  $0 for the period ended March 31, 2011

Selling, general and administrative expenses for the three months ended March 31, 2012 was $68,606 as compared to $52,032  for the three months ended March 31, 2011.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $22,994,960. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the three months ended March 31, 2012. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are several judgments against our company that could effect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012 the Company issued a total of 4,650,000 common shares to convert notes payable for a total consideration of $16,500.

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

Dated: May 15, 2012

By:

/s/ Peter Klamka

Peter Klamka, Principal  Executive

        Officer  and

  Principal Financial  Officer

21