Form 10-Q
period 2012-06-30
CEPHAS HOLDING CORP.
filed 2012-08-10
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2012 ,  –29,635,155 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

1

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of June 30,2012 (unaudited) and

                 December 31, 2011

3

Consolidated Statements of Operations for the

six months ended June 30, 2012  and 2011 (unaudited)

5

Consolidated Statements of Cash Flows for the

Six months June 30, 2012 and 2011 (unaudited)

6

Notes to Consolidated Interim Financial Statements (unaudited)

7

Item 2.

Management's Discussion and Analysis or Plan of Operation

17

Item 3.

Controls and Procedures

19

PART II.

OTHER INFORMATION

20

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

SIGNATURES

21

2

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 55	$ 35,327
Prepaid expenses	36,000	36,000

TOTAL CURRENT ASSETS	36,055	71,327

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,302)	(53,183)

NET FIXED ASSETS	822	941

INVESTMENTS, at cost	355,000	220,000

TOTAL ASSETS	$ 391,877	$ 292,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,308	$ 235,757
Accrued expenses	993,001	865,500
Accrued interest	2,506,461	2,349,135
Accrued derivative liability	31,616	212,031
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	119,693	106,648
Notes payable	1,025,200	951,200
Note payable - officer	1,415,816	1,432,066
TOTAL CURRENT LIABILITIES	6,579,658	6,410,900

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775

shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized; 9,634,715 and 784,715 issued and outstanding, respectively'	9,635	785
issued and outstanding
Additional paid-in capital	17,051,352	17,001,152
Stock subscription receivable	(156,300)	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(23,093,322)	(22,965,123)

TOTAL STOCKHOLDERS' DEFICIT	(6,187,781)	(6,118,632)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 391,877	$ 292,268

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011

REVENUE	$ 21	$ 40	$ 76	$ 141

COST OF REVENUE	-	-	-	-

GROSS PROFIT	21	40	76	141

EXPENSES:
Selling, general and administrative	65,957	52,776	134,564	104,909

TOTAL EXPENSES	65,957	52,776	134,564	104,909

LOSS FROM OPERATIONS	(65,936)	(52,736)	(134,488)	(104,768)

OTHER INCOME (EXPENSE):
Change in derivative	63,018	(2,658)	180,415	(8,111)
Beneficial conversion	(16,800)	-	(16,800)	-
Interest expense and financing costs	(78,644)	(83,209)	(157,326)	(166,639)

TOTAL OTHER INCOME (EXPENSE)	(32,426)	(85,867)	6,289	(174,750)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (98,362)	$ (138,603)	$ (128,199)	$ (279,518)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (98,362)	$ (138,603)	$ (128,199)	$ (279,518)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.018)	$ (0.204)	$ (0.041)	$ (0.493)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED *	5,434,715	679,135	3,109,715	567,008

* On October 11, 2011 the Company effected a reverse common stock split of 1:250. The common stock has been retroactively restated for comparative purposes.

The accompanying notes are an integral part of these financial statements.
CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (128,199)	$ (279,518)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	-	2,000
Depreciation	119	120
Beneficial conversion	16,800
Change in derivative liability	(180,415)	8,111
Changes in operating assets and liabilities:
Accounts payable	(6,449)	-
Accrued expenses	127,501	87,500
Accrued interest	157,326	166,639
Net cash used in operating activities	(13,317)	(15,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	(1,194)
Investment in Network Talent, LLC	(135,000)	-
Net cash used in investing activities	(135,000)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	1,245	9,527
Notes payable	111,800	5,725
Advances from related parties, net	-	-
Net cash provided by financing activities	113,045	15,252

INCREASE (DECREASE) IN CASH	(35,272)	(1,090)

CASH, Beginning of period	35,327	1,539

CASH, End of period	$ 55	$ 449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
NONCASH TRANSACTIONS:
Conversion of notes and payables to equity	$ 42,250	$ 107,350

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the six months ended June 30, 2012, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2012 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the six months ended June 30, 2012, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2012 and 2011 respectively because the effect would have been anti-dilutive:

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

Note 2 – Property and Equipment

Property and equipment as June 30, 2012 and December 31, 2011 consisted of the following:

    June 30,       Dec 31,

	2012	2011
Computer equipment	$54,124	$54,124
Less: Accumulated depreciation	(53,302)	(52,983)
Net Fixed Assets	$822	$1,141

Depreciation expense for the six months ended June 30, 2012 and 2011 was $119 and $106, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $355,000 and $220,000 as of June 30, 2012 and December 31, 2011, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following:

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

	June 30 2012	Dec 31, 2011
Michael Jordan settlement	$468,750	$468,750
Management salary	521,250	393,750
Professional fees	3,000	3,000
Total Accrued Expenses	$993,000	$865,500

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of June 30, 2012, the balance on this note is $263,496 with accrued interest related to this note amounted to $422,230.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $921,643.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of June 30, 2012.  Interest accrued to date is $64,014.

On December 30, 2011 a promissory note was issued for accrued salaries for the last 2 years, issued to Peter Klamka, in the amount of $350,000 bearing interest at the rate of 8% per annum, payable upon written demand. The note is convertible, at the option of the holder, at a fixed share price of $.875, the closing bid for the common shares as of December 30, 2011. At December 30, 2011, the Company, at the request of the holder, issued 261,400 (post split) shares, reducing this note in the amount of $107,350.  There was no discount to the stated share conversion price at the date of the agreement; therefore no beneficial conversion rate is recognized. During the three months ended March 31, 2012, the Company issued stock valued at $3,250 to reduce the note to 239,400 as of June 30, 2012. Interest accrued to date is $9,550.

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

Note 6 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $34,125.

In July and August of 1999, the Company's Subsidiaries, Legend Studios issued 10% promissory notes aggregating to $160,000.  The notes are due the earlier of one year or the completion of an initial public offering of Legend Studios common stock. In addition, Legend Studios issued to the note  holders  an  aggregate  of  96,000  two-year stock  purchase warrants to purchase  Legend  Studios  common stock at

$3.50 per share. During the year ended December  31, 2002,  two note holders  converted principal  and accrued  interest  of $35,000  and  $13,358  into 48,358 shares of the Company's common stock. As of June 30, 2012, $125,000 of these notes and accrued interest of $158,334 are still outstanding. These notes were in default as of December 31, 2006.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of June 30, 2012 was $293,000.

The loan for $100,000 plus accrued interest of $132,000 was in default and has now been settled for a total of $110,000 including accrued interest.  The loan is repayable in installments and has a balance owing as of June 30, 2012 of $50,000 plus accrued interest of $30,500.

During the year ended December 31, 2010, the Company converted $88,000 of certain notes payable into 17,600,000 (70,400 post split) shares of the company’s common stock.

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.  In 2011 an additional 70,000 was advanced by the party. The balance of the loan as at June 30, 2012 is $155,000 and accrued interest of $11,580.  The conversion feature of the notes resulted in a beneficial conversion expense of $155,000, which has been recognized in 2011.

During 2011 the company issued a series of notes  for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $1,045 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum.  As of June 30, 2012 an additional $100,000 was advanced leaving a balance owing of $145,000. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date is $15,224.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $76,250 bears interest at 7% per annum. An additional note for unpaid salary for 2011 was issued for $80,000 bearing interest at 7% per annum.  During the six months ended June 30, 2012, the note was reduced by the issuance of common stock with a value of $2,000 leaving a total balance outstanding of $154,250 and total interest accrued to date is $33,387.

During 2012 the Company received cash in the amount of $111,800 in exchange for convertible promissory notes.  Three notes, with a face value of $16,800, have a conversion price below the current fair market price at the date of agreement. A beneficial conversion was calculated in the amount of $16,800.

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

During the quarter ended March 31, 2011, the Company issued a total of 54,800,000 (219,200 post split) shares for services of $2,000 and to reduce notes and loans by $85,600.

During the three months ended June 30, 2011 a total of 10,750,000 (43,000 post split) shares were issued to reduce notes payable by $21,750.

During the three months ended March 31, 2012 a total of 4,650,000 shares of common stock were issued to reduce notes payable by $16,250.

During the three months ended June 30, 2012 a total of 4,200,000 shares of common stock were issued to reduce notes payable by $26,000.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2012 and 2011 respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $22,948,673 for federal purposes and $21,424,023 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the six months ended June 30, 2012 and 2011 respectively, differed from the statutory federal rate of 34 percent as follows:

	2012	2011

Statutory rate applied to loss before income taxes	$(7,802,548)	$(7,743,247)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	7,802,548	7,743,247

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2012 and 2011, respectively:

	June 30,
	2012	2011
Deferred tax assets
Net operating loss carry forwards	$22,948,673	$22,774,256
Less: valuation allowances	(22,948,673)	(22,774,256)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2012, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

Since our inception, we have incurred significant losses and at June 30, 2012 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended  June 30, 2012 vs. June 30, 2011

Revenue for the three  months ended June 30, 2012 was $21 compared to $40 for the three months ended June 30, 2011

The cost of revenue for the three months ended June 30, 2012 was $0  as compared to  $0 for the period ended June 30, 2011

Selling, general and administrative expenses for the three months ended June 30, 2012 was $65,957 as compared to $52,776  for the three months ended June 30, 2011

Six months ended  June 30, 2012 vs. June 30, 2011

Revenue for the Six  months ended June 30, 2012 was $76 compared to $141 for the Six months ended June 30, 2011

The cost of revenue for the  Six months ended June 30, 2012 was $0  as compared to  $0 for the period ended June 30, 2011

Selling, general and administrative expenses for the Six months ended June 30, 2012 was $134,564 as compared to $104,909   for the Six months ended June 30, 2011

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $23,093,322. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the year ending December 31, 2011. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are several judgments against our company that could affect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012 the Company issued a total of  4,200,000 common shares to convert notes payable for a total consideration of $42,250

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

31.1

Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  - see below

32.1

Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  - see below

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cephas Holding ,Corp.

August 10, 2012

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

Dated:  August 10, 2012

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 10, 2012

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)