Form 10-K
period 2012-12-31
CEPHAS HOLDING CORP.
filed 2013-11-12
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2012

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

215 Dino Dr. Ann Arbor, MI 48103

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number:

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $77

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $81,032  as of November 11, 2013.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,586,655 as of December 31, 2012.

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

OUR BUSINESS

We are a developer and marketer of mobile applications. We also have an interest in a social media company that is focused on the fashion industry. We also have a business dedicated to executive education in Africa.   We are develop applications for the  iPhone platform. Our focus is on entertainment themed applications. We have two subsidiaries, Legend Credit Inc which did not have any business operations as of December 31, 2012 and Legend Studios Inc.

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

Education Business

On May 9, 2013, Cephas Holdings, Inc. (the “Company”) entered into an Asset Purchase Agreement with Global Leadership Institute South Africa, LLC. (collectively, “Seller”) pursuant to which the Company shall acquire all business relationships, domain names, contracts if any, and trade secrets.  The purchase price is three million (3,000,000) restricted common shares payable upon execution.

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

RISKS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  We could be forced to suspend operations entirely. Before considering any kind of investment in our common stock, you should be aware that there are numerous risks, as described below. You should carefully consider all these risk factors together with all of the other information available before you decide to purchase shares of our common stock.

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES.

We have incurred significant losses since we began doing business. For the year ended December 31, 2012 we incurred a net loss of $4,581,906.  There can be no assurance that our services and products will ever generate sufficient revenues or that our operations will ever be profitable. As of December 31, 2012, we had an accumulated deficit of $27,547,029.  We expect to incur operating losses for the near future until we can generate sufficient sales to cover our operating expenses.

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

We expect to incur losses in 2013, and we may never achieve profitability. Accordingly, we may not be able to implement our business strategy, and the price of our common shares may decline. Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of investors, and cause the price of our common shares to decline.

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS FOR THE PERIOD ENDED DECEMBER 31, 2012, WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AFTER SUCH DATE AS A GOING CONCERN.

Our consolidated financial statements for the year ended December 31, 2012, which are included in this Form 10-K, indicate that there was substantial doubt as of December 31, 2012 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. We have had a going concern opinion from our auditors since our inception in 1997.

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

The Company has the authority to issue up to 300,000,000 shares of common stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. The company expects to regularly issue shares to fund operations and to satisfy outstanding convertible notes.  Future issuances of common will dilute the holdings of our existing stockholders and may reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive rights.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

EMPLOYEES

As of December 31, 2012, we had a total of one full-time employee. None of our employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain a mailing address at 215 Dino Dr in Ann Arbor, Michigan.  We do not have the need for office space at this time.

ITEM 3. LEGAL PROCEEDINGS.

The company is party to legal proceedings from time to time. None of the legal proceedings in management’s opinion would have an adverse material impact on the company.

There were no lawsuits filed against the company or threats of lawsuits in 2012.

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

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2011.......................          $   0.007         $   0.006

June 30, 2011.......................            $   0.007           $   0.006

September 30, 2011...................       $   0.14           $  0.0095

December 31, 2011...................       $   0.0125        $   0.009

March 31, 2012.......................          $   0.016         $   0.012

June 30, 2012........................            $   0.0045     $   0.0045

September 30, 2012...................       $   0.002           $  0.002

December 31, 2012...................       $   0.0035       $   0.0035

On  November 11, 2013 the closing bid price for the common stock on the  Pink Sheets was $.0023

HOLDERS

As of December 31, 2012 there were 172 record holders of our common stock. This does not include shares held in street names.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2012  elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We also are developing an education business focused on executive education in developing countries. We also have an interest in a social media company targeting the modeling and fashion industry.

We are a developer and marketer of  mobile phone applications for the iPhone platform. We currently have three apps available to consumers. Our  apps are  “Iron Sheik Soundboard”, “MMAUnderboss” and “Metal News”.

Since our inception, we have incurred net losses of $27,547,029 at December 31, 2012 current liabilities exceeded current assets by $6,198,364. In addition, we are delinquent in certain payments due for license fees and notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of the Iphone and Ipad applications.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-KSB for the year ended December 31, 2012.

Results of Operations

Year ended December 31, 2012 vs. December 31, 2011

Revenue for the year ended December 31, 2012 decreased by $191 from $268 for the year ended December 31, 2011 to $77  for the year ended December 31, 2012. Revenue for the year ended December 31, 2011 was from sales of the Iron Sheik Iphone application.

Cost of revenue for the year ended December 31, 2012 was the same as the year ended December 31, 2011  to which was $0. Cost of revenue as a percentage of revenue was 0% and 0% for the year ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses for the year ended December 31, 2012 decreased by $119,631 from $398,298 for the year ended December 31, 2011 to $278,667 for the year ended December 31, 2012. A majority of selling, general and administrative expenses in 2012  are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the year ended December 31, 2012 decreased by $180,951 from $333,410 the year ended December 31, 2011  to$152,459 for the year ended December 31, 2012.  This was mainly due to certain loans payable being either paid off or written off as not being owed by the Company.

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2012 and 2011. We own a 50% interest in Legend Credit, which previously marketed prepaid debit cards.

Net loss for the year ended December 31, 2012 was $4,581,906 as compared with $812,307 for the year ended December 31, 2011.  The loss was attributable primarily to the loss on conversion of debt to equity in the amount of $4,380,120.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $27,547,029. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

See below.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 44 Chairman of the Board, CEO, President, Treasurer & Secretary

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31,2012 , there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

(left intentionally blank)

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

    NAME AND

    PRINCIPAL

    POSITION                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION

------------------ ----------------------------------------------- --------------------------------------

                                                                            AWARDS             PAYOUTS

                                                                  ------------------------- ------------

                                                        OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2011     $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                                   2012     $175,000 (2)    -0-          -0-          -0-          -0-        -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2011 and 2012, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the Plans), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2012, 0 options were granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned on November 11, 2013  (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address(1)	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)

Peter Klamka	1,240,500 Common(2)	0.06%
	850,000 Series B Preferred(3)	100%
	147,775 Series C Preferred(4)	100%
	1,000,000 Series D Preferred(5)	100%
Barton PK, LLC	4,000,000 Common(6)	2.1%

(1)  Figures based on an estimated 38,586,655 shares of common stock outstanding as of December 31, 2012.

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

EQUITY COMPENSATION PLANS

As of December 31, 2012, our equity compensation plans were as follows:

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

(left intentionally blank)

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

(7) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal years ended December 31, 2011 and 2012, our principal accountants have billed approximately $5,250 and approximately $4,100 respectively, for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2012 and 2011.

TAX FEES

There were not fees billed for the fiscal years ended December 31, 2012 and 2011, for tax compliance, tax advice, and tax planning services.

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

Cephas Holding Corp.

Date: November 11, 2013 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,    November 11, 2013

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)

Peter Klamka

CEPHAS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

DKM CERTIFIED PUBLIC ACCOUNTANTS Accounting, Auditing, Assurance	2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cephas Holding Corp.

We have audited the accompanying consolidated balance sheet of Cephas Holding Corp. as of December 31, 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements for the year ended December 31, 2011 were audited by another accountant who issued an unqualified opinion on April 17, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cephas Holding Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

November 8, 2013

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$ 119	$ 35,327
Prepaid expenses	-	36,000

TOTAL CURRENT ASSETS	119	71,327

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,421)	(53,183)

NET FIXED ASSETS	703	941

INVESTMENTS, at cost	360,000	220,000

TOTAL ASSETS	$ 360,822	$ 292,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 229,607	$ 235,757
Accrued expenses	869,601	865,500
Accrued interest	2,501,593	2,349,135
Accrued derivative liability	8,018	212,031
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	121,843	106,648
Notes payable	827,992	951,200
Note payable - officer	1,381,266	1,432,066
TOTAL CURRENT LIABILITIES	6,198,483	6,410,900

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775

shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 300,000,000 shares
authorized; 38,586,655 and 784,715 issued and outstanding, respectively'	38,587	785
issued and outstanding
Additional paid-in capital	21,669,927	17,001,152
Stock subscription receivable	-	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(27,547,029)	(22,965,123)

TOTAL STOCKHOLDERS' DEFICIT	(5,837,661)	(6,118,632)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 360,822	$ 292,268

* On October 11, 2011 the Company's Board of Directors approved a 1:250 reverse split, effective in first quarter of 2012.  The above shares have been retroactively restated to reflect the effects of the reverse stock-split.

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2012	2011

REVENUE	$ 77	$ 268

COST OF REVENUE	-	-

GROSS PROFIT	77	268

EXPENSES:
Selling, general and administrative	278,667	398,298

TOTAL EXPENSES	278,667	398,298

LOSS FROM OPERATIONS	(278,590)	(398,030)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(152,459)	(333,410)
Loss on conversion of debt to equity	(4,380,120)	-
Change in derivative liability	204,013	93,833
Write off of deposits	(36,000)
Gain on settlement of notes payable	206,250	-
Beneficial conversion	(145,000)	(174,700)

TOTAL OTHER INCOME (EXPENSE)	(4,303,316)	(414,277)

	(4,581,906)	(812,307)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS	$ (4,581,906)	$ (812,307)

BASIC AND DILUTED LOSS PER
COMMON SHARE	28,626,150	696,625

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (0.16)	$ (1.17)

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2009 TO DECEMBER 31, 2012

				Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2009	44,500	44	850,000	8,500	147,775	1,478

Shares issued for services and expenses	-	-	-	-	-	-
Shares issued to reduce notes payable	-	-	-	-	-	-

Balance - December 31, 2010	44,500	44	850,000	8,500	147,775	1,478

Shares issued for services and expenses	-	-	-	-	-	-
Shares issued to reduce notes payable	-	-	-	-	-	-

Balance - December 31, 2011	44,500	44	850,000	8,500	147,775	1,478

Shares issued to reduce notes payable	-	-	-	-	-	-

Balance - December 31, 2012	44,500	$ 44	850,000	$ 8,500	147,775	$ 1,478

CEPHUS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Non-
	Common Stock		Paid-In	Shareholder	Controlling	Accumulated
	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance - December 31, 2009	379,535	380	16,500,507	(156,300)	(9,168)	(21,662,302)	(5,316,861)

Shares issued for services and expenses	10,000	10	18,990	-		-	19,000
Shares issued to reduce notes payable	70,400	70	87,930	-		-	88,000

Net Loss	-	-	-	-		(490,514)	(490,514)

Balance - December 31, 2010	459,935	460	16,607,427	(156,300)	(9,168)	(22,152,816)	(5,700,375)

Shares issued for services	800	1	1,999	-		-	2,000
Shares issued for services	62,580	63	109,937	-		-	110,000

Shares issued to reduce notes payable	261,400	261	107,089	-		-	107,350
Beneficial conversion on notes payable	-	-	174,700	-		-	174,700
							-
Net Loss	-	-	-	-	-	(812,307)	(812,307)

Balance - December 31, 2011	784,715	785	17,001,152	(156,300)	(9,168)	(22,965,123)	(6,118,632)

Shares issued to reduce notes payable	37,801,500	37,801	299,955	-	-	-	337,756
Adjustment of opening balance	440	1	-	-	-	-	1
Loss on conversion of debt to equity	-	-	4,380,120	-	-	-	4,380,120
Benenficial amount on convertible note		-	-	145,000	-	-	-	145,000
Write off of subscription receivable	-	-	(156,300)	156,300	-	-	-
Net Loss	-	-	-	-	-	(4,581,906)	(4,581,906)

Balance - December 31, 2012	38,586,655	$ 38,587	$ 21,669,927	$ -	$ (9,168)	$ (27,547,029)	$ (5,837,661)

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,581,906)	$ (812,307)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	238	253
Change in derivative liability	(204,013)	(93,833)
Beneficial conversion, notes payable	145,000	174,700
Issuance of common stock for services and expenses	-	112,000
Loss on conversion of debt to equity	4,380,120	-
Changes in operating assets and liabilities:
Prepaid expenses	36,000	-
Accounts payable	(6,150)	6,450
Accrued expenses - net	4,100	255,000
Accrued interest	152,458	333,409
Net cash used in operating activities	(74,153)	(24,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	(1,194)
Investment	(140,000)	(85,000)
Net cash used in investing activities	(140,000)	(86,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to/from related parties	-	5,865
Increase in notes payable	163,750	144,467
Advances from an officer - net	15,195	(6,022)
Net cash provided by financing activities	178,945	144,310

INCREASE (DECREASE) IN CASH	(35,208)	33,788

CASH, Beginning of year	35,327	1,539

CASH, End of year	$ 119	$ 35,327
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Stock issued for reduction in notes payable and advances	$ 337,757	$ -
Converted accrued salaries to notes payable	$ 175,000	$ 350,000
Converted accrued salaries to notes payable	$ 80,000	$ 80,000

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   As of June 30, 2011, Legend Studios did not have any further 1201operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the years ended December 31, 2012 and 2011, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2012 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the year ended December 31, 2012.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
·

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

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Financial Asset	Total	Level 1	Level 2	Level 3
Investment, at cost	$ 360,000			$ 360,000
	$ 360,000	$ --	$ --	$ 360,000

Property and equipment

Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Revenue Recognition

The Company generates revenue from the sale of products on its web sites and through other channels, the sale of advertisements on radio stations it operated and service fees from the sale of debit cards. The Company recognizes revenue for these product sales when the product is shipped to the customer.  The Company recognizes revenue from the radio stations it operated when advertisements were aired.  The Company recognizes service fee revenue from the sale of debit cards at the time the customer is sent the debit card.  Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.  No revenues have been recognized for the years ended December 31, 2012 and 2011.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2012 and 2011 respectively because the effect would have been anti-dilutive:

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

Note 2 – Property and Equipment

Property and equipment as at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Computer equipment	$54,124	$52,930
Less: Accumulated depreciation	(53,421)	(53,183)
Net Fixed Assets	$703	$941

Depreciation expense for the years ended December 31, 2012 and 2012 was $238 and $253, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $360,000 and $220,000 as of December 31, 2012 and 2011, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at December 31, 2012 and December 31, 2011 consisted of the following:

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

	Dec 31, 2012	Dec 31, 2011
Michael Jordan settlement	$468,750	$468,750
Management salary	393,750	393,750
Professional fees	7,101	3,000
Total Accrued Expenses	$869,601	$865,500

On December 30, 2012 the Company’s Board of Directors approved the conversion of $175,000 of accrued salaries into a promissory note payable.

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of December 31, 2011, the balance on this note is $263,496 with accrued interest related to this note amounted to $449,898.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $1,001,329.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of December 31, 2012.  Interest accrued to date is $70,694.

On December 30, 2011 a promissory note was issued for accrued salaries for the last 2 years, issued to Peter Klamka, in the amount of $350,000 bearing interest at the rate of 8% per annum, payable upon written demand. The note is convertible, at the option of the holder, at a fixed share price of $.875, the closing bid for the common shares as of December 30, 2011. At December 30, 2011, the Company, at the request of the holder, issued 261,400 (post split) shares, reducing this note in the amount of $107,350.  There was no discount to the stated share conversion price at the date of the agreement; therefore no beneficial conversion rate is recognized. The remaining balance on this note is $242,650 has been paid off. Interest has accrued on this note totaling $916.

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

Note 6 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the notes, which amounts to $31,250, continues to be outstanding notwithstanding the fact that payments owed by the Company there under are now past due.  Interest accrued to date is $35,375.

In August  2001,  the Company  issued  notes  payable for  $100,000 and $300,000  which  were  due in 60 days  and 14  days,  respectively. The balance of those loans as of December 31, 2012 was $263,742.

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

During 2011 the company issued a series of notes for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $1,695 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum. This note was further increased by another $100,000 in 2012. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date $8,993.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $156,250 of which $12,356 was repaid in 2012 leaving a balance of $143,894 and bears interest at 7% per annum and accrued interest to date is $38,494. An additional note for unpaid salary for 2012 was issued for $80,000 bearing interest at 7% per annum.

 Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 44,500 shares are issued and outstanding at December 31, 2012. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at December 31, 2012.

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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at December 31, 2012.

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

During the year ended December 31, 2012 a total of 37,801,500 shares were issued to reduce notes payable for a value of $337,757.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2012 and 2011 respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $23,030,956 for federal purposes and $21,506,306 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the years ended December 31, 2012 and 2011 respectively, differed from the statutory federal rate of 34 percent as follows:

	2012	2011

Statutory rate applied to loss before income taxes	$(7,830,525)	$(7,743,247)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	7,830,525	7,743,247

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carry forwards	$23,030,956	$22,774,256
Less: valuation allowances	(23,030,956)	(22,774,256)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2012, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

The Company has committed to advance by way of purchase of units of Network a total of $400,000 of which $360,000 has been advanced to date.