Form 10-K/A
period 2012-12-31
CEPHAS HOLDING CORP.
filed 2014-02-21
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

AMENDMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year period ended December 31, 2012 is to reclassify amount between other income and expenses accounts and to correct those changes on the cash flow statement.  No other changes have been made.

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

Net loss for the year ended December 31, 2012 was $4,581,906 as compared with $812,307 for the year ended December 31, 2011.  The loss was attributable primarily to the loss on conversion of debt to equity in the amount of $4,581,906.

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

(left intentionally blank)

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

Cephas Holding Corp.

Date: February 20, 2014 By: /s/ Peter Klamka ------------------------------------------ Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President,    February 12, 2014

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

November 8, 2013

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$ 119	$ 35,327
Prepaid expenses	-	36,000

TOTAL CURRENT ASSETS	119	71,327

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,421)	(53,183)

NET FIXED ASSETS	703	941

INVESTMENTS, at cost	360,000	220,000

TOTAL ASSETS	$ 360,822	$ 292,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 233,707	$ 235,757
Accrued expenses	865,501	865,500
Accrued interest	2,501,593	2,349,135
Accrued derivative liability	8,018	212,031
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	121,843	106,648
Notes payable	762,992	951,200
Note payable - officer	1,446,266	1,432,066
TOTAL CURRENT LIABILITIES	6,198,483	6,410,900

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775

shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 300,000,000 shares
authorized; 38,586,655 and 784,715 issued and outstanding, respectively'	38,587	785
issued and outstanding
Additional paid-in capital	21,669,927	17,001,152
Stock subscription receivable	-	(156,300)
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(27,547,029)	(22,965,123)

TOTAL STOCKHOLDERS' DEFICIT	(5,837,661)	(6,118,632)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 360,822	$ 292,268

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

	Dec 31, 2012	Dec 31, 2011
Michael Jordan settlement	$468,750	$468,750
Management salary	393,750	393,750
Professional fees	3,001	3,000
Total Accrued Expenses	$865,501	$865,500

On December 30, 2012 the Company’s Board of Directors approved the conversion of $175,000 of accrued salaries into a promissory note payable.

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of December 31, 2012, the balance on this note is $263,496 with accrued interest related to this note amounted to $449,898.

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

Note 6 - Notes Payable

In July and August 1997, the Company received $56,250 through the issuance of 8% promissory notes and common stock purchase warrants to acquire Company stock.  In 1999, one of the note holders converted $25,000 of principal and $5,500 of accrued interest into 6,100 shares of the Company's common stock. The remainder of the note, which amounts to $31,250, which has been written including the accrued interest of $35,375 as other income.

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