Form 10-Q
period 2013-03-31
CEPHAS HOLDING CORP.
filed 2014-03-19
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2013 ,  –39,586,655 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CEPHAS HOLDING CORP.

Index

Page

Number

PART I.

FINANCIAL INFORMATION  2

Item 1.

Financial Statements  2

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and

                 December 31, 2012(Audited)

3

Condensed Consolidated Statements of Operations for the

three months ended March 31, 2013 and 2012 (unaudited)

4

Condensed Consolidated Statements of Cash Flows for the

three months March 31, 2013 and 2012 (unaudited)

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

Item 6.

Exhibits

18

SIGNATURES

18

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 8	$ 119
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	8	119

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,482)	(53,421)

NET FIXED ASSETS	642	703

INVESTMENTS, at cost	366,480	360,000

TOTAL ASSETS	$ 367,130	$ 360,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 228,957	$ 229,607
Accrued expenses	913,351	869,601
Accrued interest	2,301,169	2,501,593
Accrued derivative liability	36,069	8,018
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	116,389	121,843
Notes payable	1,140,338	827,992
Note payable - officer	1,381,266	1,381,266
TOTAL CURRENT LIABILITIES	6,376,102	6,198,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding

authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized; 39,586,655 and 38,586,655 issued and outstanding, respectively'	39,587	38,587
issued and outstanding
Additional paid-in capital	21,673,927	21,669,927
Stock subscription receivable	-	-
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(27,723,340)	(27,547,029)

TOTAL STOCKHOLDERS' DEFICIT	(6,008,972)	(5,837,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 367,130	$ 360,822

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

REVENUE	$ -	$ 55

COST OF REVENUE	-	-

GROSS PROFIT	-	55

EXPENSES:
Selling, general and administrative	48,838	68,606

TOTAL EXPENSES	48,838	68,606

LOSS FROM OPERATIONS	(48,838)	(68,551)

OTHER INCOME (EXPENSE):
Change in derivative liability	(28,051)	117,397
Interest expense and financing costs	(99,422)	(78,683)

TOTAL OTHER INCOME (EXPENSE)	(127,473)	38,714

LOSS BEFORE PROVISION FOR INCOME TAXES	(176,311)	(29,837)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (176,311)	$ (29,837)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	39,308,877	1,258,895

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(176,311)	(29,837)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	5,000	-
Depreciation	61	59
Change in derivative liability	28,051	(117,397)
Changes in operating assets and liabilities:
Accounts payable	(650)	57,301
Accrued expenses	43,750	-
Accrued interest	99,422	78,682

Net cash used in operating activities	(677)	(11,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	-
Investment in Network Talent, LLC	(6,480)	(135,000)

Net cash used in investing activities	(6,480)	(135,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	(5,454)	11,100
Notes payable	12,500	100,000

Net cash provided by financing activities	7,046	111,100

INCREASE (DECREASE) IN CASH	(111)	(35,092)

CASH, Beginning of period	119	35,327

CASH, End of period	$ 8	$ 235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ 78,682
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CEPHAS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the years ended December 31, 2012 and 2011, had an accumulated deficit and a working capital deficit. In addition, the Company generates no revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the three months ended March 31, 2013, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the three months ended March 31, 2013.

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Financial Asset	Total	Level 1	Level 2	Level 3
Investment, at cost	$ 366,480			$ 366,480
	$ 366,480	$ --	$ --	$ 366,480

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2013 and 2012 respectively because the effect would have been anti-dilutive:

	2013	2012
Conversion of Series A preferred stock	44,500	44,500
Conversion of Series B preferred stock	8,500,000	8,500,000
Conversion of Series C preferred stock	14,777,500	14,777,500
Total	23,322,000	23,322,000

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

Note 2 – Property and Equipment

Property and equipment as March 31, 2013 and December 31, 2012 consisted of the following:

March 31,        Dec 31,

	2013	2012
Computer equipment	$54,124	$54,124
Less: Accumulated depreciation	(53,482)	(53,421)
Net Fixed Assets	$642	$703

Depreciation expense for the three months ended March 31, 2013 and 2012 was $61 and $59, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $366,480 and $360,000 as of March 31, 2013 and December 31, 2012, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following:

The amount owing to Michael Jordan due to a settlement is $468,750; this liability bears interest at 12% per annum and is currently in default.  Accrued interest on the settlement, as of March 31, 2013, amounts to $572,393.

An officer of the Company, as approved by the Board of Directors, is paid a salary of $175,000 per annum, renewable annually upon mutual consent until terminated by either party.  Amounts are currently being accrued until sufficient cash flows from operation allow payment.

	Mar 31, 2013	Dec 31, 2012
Michael Jordan settlement	$468,750	$468,750
Management salaries	437,500	393,750
Professional fees	7,101	7,101
Total Accrued Expenses	$913,351	$869,901

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of March 31, 2013, the balance on this note is $263,496 with accrued interest related to this note amounted to $463,732.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $741,309.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of March 31, 2013.  Interest accrued to date is $74,034.

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

There were no changes in principal or terms for Notes payable-Officer for the three months ended March 31, 2013.

Note 6 - Notes Payable

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.  In 2011 an additional 70,000 was advanced by the party. The balance of the loan as at March 31, 2013 is $155,000 and accrued interest of $8,340.  The conversion feature of the notes resulted in a beneficial conversion expense of $155,000, which has been recognized in 2011.

During 2011 the company issued a series of notes  for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $2,040 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 8% per annum.  As of March 31, 2012 an additional $100,000 was advanced leaving a balance owing of $145,000. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date is $11,893.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $156,250 of which $12,356 was repaid in 2012 leaving a balance of $143,894 and bears interest at 7% per annum and accrued interest to date is $41,012. .   An additional note was issued on December 31, 2012 for $80,000 for the employee’s 2012 salary.  Accrued interest as of March 31, 2013 on this note is $1,600.

 Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 44,500 shares are issued and outstanding at March 31, 2013. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at March 31, 2013.

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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at March 31, 2013.

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

During the three months ended March 31, 2013, the Company issued 1,000,000 shares of common stock for services rendered for a value equal to $5,000.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2013 and 2012 respectively, are as follows:

	2013	2012

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $23,149,096 for federal purposes and $21,624,446 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the three months ended March 31, 2013 and 2012 respectively, differed from the statutory federal rate of 34 percent as follows:

	2013	2012

Statutory rate applied to loss before income taxes	$(7,870,693)	$(7,793,307)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	7,870,693	7,793,307

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2013 and 2012, respectively:

	March 31,
	2012	2011
Deferred tax assets
Net operating loss carry forwards	$23,149,096	$22,921,490
Less: valuation allowances	(23,149,096)	(22,921,490)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2013, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

Commitments

During the year ended December 31, 2010 the Company invested a total of $135,000 worth of units in Network Talent, LLC, (Network), a modeling agency in California.

The Company has committed to advance by way of purchase of units of Network a total of $400,000 of which $366,480 has been advanced to date.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2012 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole purpose of changing the domicile of the company to Delaware. This merger was retroactively reflected in the December 31, 1997 financial statements. On September 27, 2002 we changed our name to Legend Mobile, Inc. In October 2008, the Company amended its articles to change the name to Cephas Holding Corp. In April of 2013, the Company amended its articles to change the name to Global Leadership Inc.

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

Since our inception, we have incurred significant losses and at March 31,2013 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2012.

Results of Operations

Three  months ended March 31, 2013 vs. March 31,2012

Revenue for the three  months ended March 31, 2103 was $0 compared to $550 for the three months ended March 31, 2102

The cost of revenue for the three months ended March 31, 2103 was $0  as compared to  $0 for the period ended March 31, 2102

Selling, general and administrative expenses for the three months ended March 31, 2103  was $48,838 as compared to $68,606  for the three months ended March 31, 2102 consisting mainly of a management salary of $43,750 in both 2013 and 2012 for the period.

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $27,723,340. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the period ended March 31, 2013. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 17, 2014

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

Dated:  March 17, 2014

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cephas Holding Corp. (the "Registrant") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  March 31, 2014

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)