Form 10-Q
period 2013-06-30
CEPHAS HOLDING CORP.
filed 2014-03-19
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2013

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-24835

(Commission file number)

GLOBAL LEADERSHIP INC.

 (Exact name of small business issuer as specified in its charter)

Delaware

38-3399098

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

2942 North 24th Street Ste. 114-508 Phoenix, AZ 85016

 (Address of principal executive offices)

(623) 738-5792

 (Issuer's telephone number)

CEPHAS HOLDING CORP.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30 2013,  –55,624,433 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

GLOBAL LEADERSHIP INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION  2

Item 1.

Financial Statements  2

Condensed Consolidated Balance Sheet as of June 30, 2103 (unaudited) and

                 December 30, 2012(Audited)

3

Condensed Consolidated Statements of Operations for the

three and six months ended June 30, 2013 and 2012 (unaudited)  4

Consolidated Statements of Cash Flows for the

six months June 30, 2013 and 2012 (unaudited)

5

Notes to Condensed Consolidated Interim Financial Statements (unaudited)  6

Item 2.

Management's Discussion and Analysis or Plan of Operation  14

Item 3.

Controls and Procedures  17

PART II.

OTHER INFORMATION  17

Item 1.

Legal Proceedings  17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds  18

Item 3.

Defaults Upon Senior Securities  18

Item 4.

Submission of Matters to a Vote of Security Holders  18

Item 5.

Other Information  18

Item 6.

Exhibits

18

SIGNATURES

18

PART I.

FINANCIAL INFORMATION

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 40	$ 119
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	40	119

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,542)	(53,421)

NET FIXED ASSETS	582	703

INVESTMENTS, at cost	388,680	360,000

TOTAL ASSETS	$ 389,302	$ 360,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 228,957	$ 229,607
Accrued expenses	957,101	869,601
Accrued interest	2,399,838	2,501,593
Accrued derivative liability	-	8,018
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	101,772	121,843
Notes payable	684,174	827,992
Note payable - officer	1,381,266	1,381,266
TOTAL CURRENT LIABILITIES	6,011,671	6,198,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500

Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares
authorized; 55,624,433 and 38,586,655 issued and outstanding, respectively'	55,625	38,587
issued and outstanding
Additional paid-in capital	22,319,517	21,669,927
Stock subscription receivable	-	-
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(27,998,365)	(27,547,029)

TOTAL STOCKHOLDERS' DEFICIT	(5,622,369)	(5,837,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 389,302	$ 360,822

The accompanying notes are an integral part of these financial statements.

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012

REVENUE	$ -	$ 21	$ -	$ 76

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	21	-	76

EXPENSES:
Selling, general and administrative	54,626	65,957	103,463	134,564

TOTAL EXPENSES	54,626	65,957	103,463	134,564

LOSS FROM OPERATIONS	(54,626)	(65,936)	(103,463)	(134,488)

OTHER INCOME (EXPENSE):
Change in derivative	36,069	63,018	8,018	180,415
Beneficial conversion	(157,564)	(16,800)	(157,564)	(16,800)
Interest expense and financing costs	(98,905)	(78,644)	(198,327)	(157,326)

TOTAL OTHER INCOME (EXPENSE)	(220,400)	(32,426)	(347,873)	6,289

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (275,026)	$ (98,362)	$ (451,336)	$ (128,199)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (275,026)	$ (98,362)	$ (451,336)	$ (128,199)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.006)	$ (0.018)	$ (0.011)	$ (0.041)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED *	43,696,154	5,434,715	41,492,536	3,109,715

* On October 11, 2011 the Company effected a reverse common stock split of 1:250. The common stock has been retroactively restated for comparative purposes.

The accompanying notes are an integral part of these financial statements.

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (451,336)	$ (128,199)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	5,000	(16,800)
Depreciation	120	-
Beneficial conversion	157,564	16,800
Change in derivative liability	(8,018)	-
Changes in operating assets and liabilities:
Accounts payable	(4,750)	-
Accrued expenses	289,691	-

Net cash used in operating activities	(11,728)	(128,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	-
Investment in Network Talent, LLC	(28,680)	(135,000)

Net cash used in investing activities	(28,680)	(135,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	(20,071)	-
Notes payable - net	62,500	-
Repayments of notes payables	(2,100)	-

Net cash provided by financing activities	40,329	-

INCREASE (DECREASE) IN CASH	(79)	(263,199)

CASH, Beginning of period	119	35,327

CASH, End of period	$ 40	$ (227,872)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH TRANSACTIONS:
Conversion of notes and payables to equity	$ 48,040	$ 42,250

The accompanying notes are an integral part of these financial statements.

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Note 1 - Organization and Significant Accounting Policies

Organization and Lines of Business

Global Leadership Inc. formerly CEPHAS Holding Corp, (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc. In October 2008, the Company amended its articles to change the name to CEPHAS Holding Corp.

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

In July 1999, the Company formed Legend Studios, Inc. (formerly FragranceDirect.com, Inc.)  ("Legend Studios"), a majority owned subsidiary.   Since June 30, 2011, Legend Studios did not have any operations.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the six months ended June 30, 2013, had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading.

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

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  During the six months ended June 30, 2013, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the six months ended June 30, 2013.

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Financial Asset	Total	Level 1	Level 2	Level 3
Investment, at cost	$ 388,680			$ 388,680
	$ 388,680	$ --	$ --	$ 388,680

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2013 and 2012 respectively because the effect would have been anti-dilutive:

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

Note 2 – Property and Equipment

Property and equipment as June 30, 2013 and December 31, 2012 consisted of the following:

    June 30,       Dec 31,

	2013	2012
Computer equipment	$54,124	$54,124
Less: Accumulated depreciation	(53,542)	(53,421)
Net Fixed Assets	$582	$703

Depreciation expense for the six months ended June 30, 2013 and 2012 was $121 and $119, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $388,680 and $360,000 as of June 30, 2013 and December 31, 2012, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at June 30, 2013 and December 31, 2012 consisted of the following:

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

	June 30 2013	Dec 31, 2012
Michael Jordan settlement	$468,750	$468,750
Management salary	481,250	393,750
Professional fees	7,101	7,101
Total Accrued Expenses	$957,101	$869,601

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of June 30, 2013, the balance on this note is $263,496 with accrued interest related to this note amounted to $477,566.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $773,540.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of June 30, 2013.  Interest accrued to date is $74,034.

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

Note 6 - Notes Payable

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.  In 2011 an additional 70,000 was advanced by the party. The balance of the loan as at June 30, 2013 is $155,000 and accrued interest of $11,032.  The conversion feature of the notes resulted in a beneficial conversion expense of $155,000, which has been recognized in 2011.

During 2011 the company issued a series of notes  for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $2,385 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum.  As of June 30, 2013 the balance owing was $142,856. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date is $22,515.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $156,250 of which $12,356 was repaid in 2012 leaving a balance of $143,894 and bears interest at 7% per annum and accrued interest to date is $43,530.   An additional note

was issued on December 31, 2012 for $80,000 for the employee’s 2012 salary.  Accrued interest to date on this note is $2,800.

 Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 44,500 shares are issued and outstanding at June 30, 2013. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at June 30, 2013.

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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at June 30, 2013.

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

During the three months ended June 30, 2013, the Company issued a total of 16,037,778 shares of common stock to reduce notes payable by $48,040.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2013 and 2012 respectively, are as follows:

	2013	2012

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of approximately $28,000,000 for federal purposes.  Subject to current regulations, this carry forward will begin to expire in

2013 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

.

The Company’s income tax expense (benefit) for the six months ended June 30, 2013 and 2012 respectively, differed from the statutory federal rate of 34 percent as follows:

	2013	2012

Statutory rate applied to loss before income taxes	$(153,500))	$(43,600)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	153,500	43,600

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2013 and 2012, respectively:

	June 30,
	2013	2012
Deferred tax assets
Net operating loss carry forwards	$9,519,400	$7,851,700
Less: valuation allowances	(9,519,400)	(7,851,700)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2013, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

Commitments

During the year ended December 31, 2010 the Company invested a total of $135,000 worth of units in Network Talent, LLC, (Network), a modeling agency in California.

The Company has committed to advance by way of purchase of units of Network a total of $400,000 of which $388,680 has been advanced to date.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 30, 2012 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We were incorporated in Delaware on January 13, 1998 and are the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into us in March 1998 for the sole purpose of changing the domicile of the company to Delaware. This merger was retroactively reflected in the December 30, 1997 financial statements. On September 27, 2002 we changed our name to Legend Mobile, Inc. In October 2008, the Company amended its articles to change the name to Cephas Holding Corp. In April of 2013, the Company amended its articles to change the name to Global Leadership Inc.

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

Since our inception, we have incurred significant losses and at June  30,2013 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended June  30, 2013 vs. June  30,2012

Revenue for the three  months ended June  30, 2013 was $0 compared to $21 for the three months ended June  30, 2012.

The cost of revenue for the three months ended June  30, 2013 was $0  as compared to  $0 for the period ended June  30, 2012.

Selling, general and administrative expenses for the three months ended June 30, 2013 was $54,626 as compared to $65,957 for the three months ended June  30, 2012.

Six months ended  June 30, 2013  vs. June 30, 2012

Revenue for the six  months ended June 30, 2013 was $0 compared to $76 for the six months ended June 30, 2012

The cost of revenue for the six months ended June 30, 2013 was $0 as compared to $0 for the same period ended June 30, 2012

Selling, general and administrative expenses for the six months ended June 30, 2013 was $103,463 as compared to $134,564 for the six months ended June 30, 2012

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $27,998,365 In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective except in regard weakness in our controls related to the issuance of shares for the period ended June 30, 2013. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2008, Mr. Denner filed a suit against the Company and Mr. Klamka in the Iowa District Court for Polk County alleging, among other things, that the Company’s and Mr. Klamka’s alleged failure to pay a loan made by Mr. Denner to the Company constituted a breach of contract.  The company and Mr. Klamka denied these claims.  As Of July 30, 2010 case against Cephas Holdings f/k/a Legend Mobile and Peter Klamka,, individually, was dismissed.

There are several judgments against our company that could effect our operations

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013 the Company issued a total of 16,037,778  common shares to convert notes payable for a total consideration of $48,040.

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

Global Leadership Inc.

Dated: March 17, 2014

By:

/s/ Peter Klamka

Peter Klamka, Principal  Executive

 Officer  and  Principal Financial Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Global Leadership Inc.;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Leadership Inc. (the "Registrant") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  March 17, 2014

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)