Form 10-Q
period 2013-09-30
CEPHAS HOLDING CORP.
filed 2014-03-21
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2013,  –67,815,224 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

GLOBAL LEADERSHIP INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION  2

Item 1.

Financial Statements  2

Condensed Consolidated Balance Sheet as of September 30, 2103 (unaudited) and

                 December 30, 2012(Audited)

3

Condensed Consolidated Statements of Operations for the

three and nine months ended September 30, 2013 and 2012 (unaudited)  4

Condensed Consolidated Statements of Cash Flows for the

nine months September 30, 2013 and 2012 (unaudited)

5

Notes to Condensed Consolidated Interim Financial Statements (unaudited)  6

Item 2.

Management's Discussion and Analysis or Plan of Operation  14

Item 3.

Controls and Procedures  17

PART II.

OTHER INFORMATION  17

Item 1.

Legal Proceedings  17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds  18

Item 3.

Defaults Upon Senior Securities  18

Item 4.

Mine Safety Disclosures  18

Item 5.

Other Information  18

Item 6.

Exhibits

18

SIGNATURES

18

PART I.

FINANCIAL INFORMATION

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 28	$ 119
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	28	119

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,600)	(53,421)

NET FIXED ASSETS	524	703

INVESTMENTS, at cost	388,680	360,000

TOTAL ASSETS	$ 389,232	$ 360,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 228,957	$ 229,607
Accrued expenses	1,000,851	869,601
Accrued interest	2,498,749	2,501,593
Accrued derivative liability	-	8,018
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	103,234	121,843
Notes payable	803,793	827,992
Note payable - officer	1,381,266	1,381,266
TOTAL CURRENT LIABILITIES	6,275,413	6,198,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775

shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 300,000,000 shares
authorized; 67,815,224 and 38,586,655 issued and outstanding,	67,816	38,587
respectively issued and outstanding
Additional paid-in capital	22,345,270	21,669,927
Stock subscription receivable
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(28,300,121)	(27,547,029)

TOTAL STOCKHOLDERS' DEFICIT	(5,886,181)	(5,837,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 389,232	$ 360,822

The accompanying notes are an integral part of these financial statements.

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012

REVENUE	$ 1	$ 1	$ 1	$ 77

COST OF REVENUE	-	-	-	-

GROSS PROFIT	1	1	1	77

EXPENSES:
Selling, general and administrative	45,932	65,137	149,396	199,701

TOTAL EXPENSES	45,932	65,137	149,396	199,701

LOSS FROM OPERATIONS	(45,931)	(65,136)	(149,395)	(199,624)

OTHER INCOME (EXPENSE):
Change in derivative	-	-	8,018	180,415
Beneficial conversion	(157,562)	-	(315,125)	(16,800)
Interest expense and financing costs	(98,263)	(64,312)	(296,590)	(221,638)

TOTAL OTHER INCOME (EXPENSE)	(255,825)	(64,312)	(603,697)	(58,023)

LOSS BEFORE PROVISION FOR INCOME TAXES	$ (301,756)	$ (129,448)	$ (753,092)	$ (257,647)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (301,756)	$ (129,448)	$ (753,092)	$ (257,647)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.005)	$ (0.024)	$ (0.016)	$ (0.083)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED *	57,809,480	5,434,715	46,947,192	3,109,715

The accompanying notes are an integral part of these financial statements.

GLOBAL LEADERSHIP INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (753,092)	$ (257,647)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	5,000	2,000
Depreciation	179	186
Beneficial conversion	315,125
Change in derivative liability	(8,018)	-
Changes in operating assets and liabilities:
Accounts payable	(650)	-
Accrued expenses	131,252	131,250
Accrued interest	297,001	249,812

Net cash used in operating activities	(13,203)	125,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	(1,194)
Investment in Network Talent, LLC	(28,680)	-

Net cash used in investing activities	(28,680)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer, net	(18,608)	19,098
Notes payable	62,500	5,725
Principal payments on notes payable	(2,100)	-

Net cash provided by financing activities	41,792	24,823

INCREASE (DECREASE) IN CASH	(91)	149,230

CASH, Beginning of period	119	176

CASH, End of period	$ (28)	$ 149,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
NONCASH TRANSACTIONS:
Conversion of notes payable to equity	$ 85,984	$ 249,089

The accompanying notes are an integral part of these financial statements.

GLOBAL LEADERSHIP INC.. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2013 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the nine months ended September 30, 2013.

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2013 and 2012 respectively because the effect would have been anti-dilutive:

	2013	2012
Conversion of Series A preferred stock	44,500	44,500
Conversion of Series B preferred stock	8,500,000	8,500,000
Conversion of Series C preferred stock	14,777,500	14,777,500
Total	23,322,000	23,322,000

Non-Controlling Interest

The Company reports its minority interest as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statement of Operations. As minority interest will be recorded below income tax expense, it will have an impact to our total effective tax rate, but our total taxes will not change. For comparability, we will be retrospectively applying the presentation of our prior year balances in our Consolidated Financial Statements.

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

Note 2 – Property and Equipment

Property and equipment as September 30, 2013 and December 31, 2012 consisted of the following:

    Sept 30,       Dec 31,

	2013	2012
Computer equipment	$54,124	$54,124
Less: Accumulated depreciation	(53,600)	(53,421)
Net Fixed Assets	$524	$703

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $179 and $179, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $388,680 and $360,000 as of September 30, 2013 and December 31, 2012, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value. See Note 10 “Commitment and Contingencies”.

Note 4 - Accrued Expenses

Accrued expenses at September 30, 2013 and December 31, 2012 consisted of the following:

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

	Sept 30 2013	Dec 31, 2012
Michael Jordan settlement	$468,750	$468,750
Management salary	525,000	393,750
Professional fees	7,101	7,101
Total Accrued Expenses	$1,000,851	$869,601

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of September 30, 2013, the balance on this note is $263,496 with accrued interest related to this note amounted to $491,400.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $805,771.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of September 30, 2013.  Interest accrued to date is $80,714.

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

Note 6 - Notes Payable

During the year ended December 31, 2010, an outside party loaned the Company a total $85,000.  This loan is repayable interest only at the rate of 7% per annum with no fixed terms of repayment and may be converted into common stock at $.005 per share.  In 2011 an additional 70,000 was advanced by the party. The balance of the loan as at September 30, 2013 is $155,000 and accrued interest of $13,744.  The conversion feature of the notes resulted in a beneficial conversion expense of $155,000, which has been recognized in 2011.

During 2011 the company issued a series of notes for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $2,730 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum.  As of September 30, 2013 the balance owing was $142,856. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date is $24,015.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. The remaining balance of $156,250 of which $12,356 was repaid in 2012 leaving a balance of $143,894 and bears interest at 7% per annum and accrued interest to date is $46,048.   An additional note was issued on December 31, 2012 for $80,000 for the employee’s 2012 salary.  Accrued interest to date on this note is $4,200.

 Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value Series A Preferred Stock ("Series A") authorized of which 44,500 shares are issued and outstanding at September 30, 2013. Each share of Series A can be converted into 20 shares of common stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at September 30, 2013.

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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Series C Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at September 30, 2013.

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

During the three months ended September 30, 2013, the Company issued a total of 12,190,891 shares of common stock to reduce notes payable by $37,944.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2013 and 2012 respectively, are as follows:

	2013	2012

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $23,416,110 for federal purposes and $21,891,460 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the nine months ended September 30, 2013 and 2012 respectively, differed from the statutory federal rate of 34 percent as follows:

	2013	2012

Statutory rate applied to loss before income taxes	$(256,100)	$(187,600)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	256,100	187,600

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2013 and 2012, respectively:

	September 30,
	2013	2012
Deferred tax assets
Net operating loss carry forwards	$9,622,000	$7,895,700
Less: valuation allowances	(9,622,000)	(7,895,700)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2013, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

Since our inception, we have incurred significant losses and at September 30, 2013 our current liabilities exceeded current assets. In addition, we are delinquent in certain payments due for license fees and notes payable. In an effort to preserve our cash, we are currently using shares of our common stock to pay down debt.

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

Results of Operations

Three  months ended September 30, 2013 vs. September 30, 2012

Revenue for the three  months ended September 30, 2013 was $1 compared to $1 for the three months ended September 30, 2012.

The cost of revenue for the three months ended September 30, 2013 was $0 as compared to $0 for the period ended September 30, 2012.

Selling, general and administrative expenses for the three months ended September 30, 2013 was $45,932 as compared to $65,137 for the three months ended September 30, 2012.

Nine months ended  September 30, 2013  vs. September 30, 2012

Revenue for the nine months ended September 30, 2013 was $1 compared to $77 for the nine months ended September 30, 2012

The cost of revenue for the nine months ended September 30, 2013 was $0  as compared to $0 for the period ended September 31, 2012

Selling, general and administrative expenses for the nine months ended September 30, 2013 was $149,396 as compared to $199,701 for the nine months ended September 30, 2012

Liquidity and Capital Resources

We have incurred an accumulated deficit since our inception of $28,300,121. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were not effective except in regard weakness in our controls related to the issuance of shares for the period ended September 30, 2013. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September  30,  2013  the Company issued a total of 12,190,791 common shares to convert notes payable for a total consideration of $37,944.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Mine Safety Disclosures

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

Dated: March 21, 2014

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

Dated:  March 21, 2014

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Leadership Inc. (the "Registrant") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  March 21, 2014

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)