Form 10-K
period 2013-12-31
GLOBAL LEADERSHIP INSTITUTE INC.
filed 2015-03-19
CIK 1061169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from               to

--------------   --------------

Commission file number: 000-24835

Bitcoin Brands Inc

(Previousy Cephas Holding Corp.)

(Name of small business issuer in its charter)

DELAWARE                                      38-3399098

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

incorporation or organization)

215 Dino Drive, Ann Arbor, MI 48103

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: 844-836-3282

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes [ ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X ]

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer (Do not check if a smaller reporting Company) □
Non-accelerated filer □	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       No    X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $113,613

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 668,131,762    AS OF   March 16, 2015

PART I

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

OUR BUSINESS

We are a developer and marketer of mobile applications. We also have an interest in a social media company that is focused on the fashion industry. We also have a business dedicated to executive education in Africa. We are develop applications for the iPhone platform. Our focus is on entertainment themed applications. We have two subsidiaries, Legend Credit Inc and Legend Studios Inc.

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

We intend to develop more free applications with the intention of creating a large user base that can be attractive to advertisers as well as to allow us to sell virtual goods, , develop couponing and special sale opportunities for potential advertisers and for location based incentives.

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

In the fourth quarter of 2013, we began exploring bitcoin as a payment option for our existing businesses and as an independent business.

.

Industry and Market Overview (Overview of Bitcoin)

Bitcoins are a digital or virtual currency that use peer-to-peer technology to facilitate instant payments.  A Bitcoin is a type of alternative currency known as a cryptocurrency, which uses cryptography for security. Bitcoin issuance and transactions are carried out collectively by the network, with no central authority, and allow users to make verified transfers. Bitcoin is an accepted form of payment by a growing, but still limited number of businesses, while governments and regulators are beginning to create more regulation and structure to legitimize it as a currency.

The total number of Bitcoins that will be issued is capped at 21 million to ensure they are not devalued by limitless supply. They are divisible to 8 decimal places. Bitcoins exist only in digital form and can be bought with traditional currency through exchanges. Users store their Bitcoins in a digital wallet, while transactions are verified by a digital signature known as a public-encryption key. The first Bitcoin specification and proof-of-concept was published in 2009 by an individual or individuals under the pseudonym Satoshi Nakamoto. Bitcoins are created through a “mining” process that involves programmers solving complex math problems with the computers in this network. This process currently creates 25 Bitcoins every 10 minutes. The limit of 21 million is expected to be reached in the year 2140, after which the total number of Bitcoins will remain unchanged.

OUR SOURCES OF REVENUE

SALES OF DIGITAL CURRENCY

Through our ATM machines we intend to generate revenue from transction fees charged to consumers who purchase or sell bitcoin using our machine.  We may also generate revenue from the margin between our cost of the bitcoin and the selling price of the bitcoin.

SALE OF BITMD AND RELATED BITCOIN SERVICES

We will charge a fee for bitcoin integration.  We expect to charge fees for the initial integration, consulting fees, transaction fees and hardware such as tablets capable of conducting transactions.

EMPLOYEES

As of December 31, 2013, we had a total of one full-time employee. None of our employees is covered by a collective bargaining agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain a mailing address at 215 Dino Drive in Ann Arbor, Michigan.  We do not have the need for office space at this time.

ITEM 3. LEGAL PROCEEDINGS.

The company is party to legal proceedings from time to time. None of the legal proceedings in management’s opinion would have an adverse material impact on the company.

There were no lawsuits filed against the Company or threats of lawsuits in 2013 or thereafter.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

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

FISCAL QUARTER ENDING                      HIGH BID          LOW BID

March 31, 2012.......................          $   0.007         $   0.006

June 30, 2012.......................            $   0.007          $0.006

September 30, 2012...................       $   0.14           $  0.0095

December 31, 2012...................       $   0.0125        $   0.009

March 31, 2013.......................          $   0.08         $   0.07

June 30, 2013........................            $   0.0040     $   0.0033

September 30, 2013...................       $   0.024        $  0.036

December 31, 2013...................       $   0.0025       $   0.0011

On March 16, 2015  the closing bid price for the common stock on OTC Markets was $.001.

HOLDERS

As of March 16, 2015,  there were 179 record holders of our common stock. This does not include shares held in street name.

DIVIDENDS

Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2013 a total of 74,026,257 shares were issued to reduce notes payable and 1,000,000 shares were issued for services for a total combined value of $165,800. The shares were issued pursuant to a Reguation D exemption.

AMENDED AND RESTATED CONVERTIBLE NOTE

In April 2013,  the Company amended the “ Brown Promissory Note” dated November 3, 2006 for a new convertible note in the amount of Five Hundred Sixty Three Thousand Five Hundred Eighty Eight Dollars and Forty Seven Cents ($563,588.47). The Holder of this Note is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid Interest into Common Stock at a conversion price for each share of Common Stock at a Conversion Price of $0.00035. The note is held by Quarterback Development, LLC.

 ITEM 6. SELECTED FINANCIAL DATA.

The Company is a smaller reporting company, as defined by §229.10(f)(1), and as such is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2013, and elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are developing a business in the sale of digital currency to consumers primarily through kiosks. We also offer payment enabling services that allow businesses to accept digital currency as a form of payment. We are also developing a network of partners to own and operate bitcoin kiosks.

Since our inception, we have incurred net losses of $28,136,008 at December 31, 2013  current liabilities exceeded current assets by $6,649,983. In addition, we are delinquent in certain payments due for certain notes payable. We may be unable to continue in existence unless we are able to arrange additional financing and achieve profitable operations. We plan to raise additional capital and expect to generate cash from the sale of our products and services.

Our business model is to grow in the area of digital currency services for consumers through phycial kiosks, payment consulting services, and web based consumer applications for digital currency.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2013.

Results of Operations

Year ended December 31, 2013 vs. December 31, 2012

Revenue for the year ended December 31, 2013 decreased by $76 from $77 for the year ended December 31, 2012 to $1 for the year ended December 31, 2013.

Cost of revenue for the year ended December 31, 2013 was the same as the year ended December 31, 2012 to which was $0. Cost of revenue as a percentage of revenue was 0% and 0% for the year ended December 31, 2013 and 2012, respectively.

Selling, general and administrative expenses for the year ended December 31, 2013 decreased by $87,887 from $278,667 for the year ended December 31, 2012 to $190,780 for the year ended December 31, 2013. A majority of selling, general and administrative expenses in 2012 and 2013 are related to professional and consulting fees paid with shares of our common stock and a salary to Peter Klamka of $175,000 in each of the years.

Equity loss in Legend Credit, Inc. was $0 for both the year ended December 31, 2013 and 2012. We own a 50% interest in Legend Credit, which previously marketed prepaid debit cards.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $28,136,008. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company, as defined by §229.10(f)(1), and as such is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION Peter Klamka 46 Chairman of the Board, CEO, President, Treasurer & Secretary

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

EMPLOYMENT AND CONSULTING AGREEMENTS

We have no employment or other written agreement with Peter Klamka, our President and Chief Executive Officer. The board has approved a base salary to Mr. Klamka  of $175,000 per year and such other compensation as the Board of Directors shall designate.

The Company believes that Mr. Klamka will continue to waive a portion of the base salary for the foreseeable future, although no assurance thereof can be given.

Mr. Klamka is involved in other business ventures, including the ownership and management other private and public businesses.  Mr. Klamka is formerly the President of Solar Acquisition Corp., a reporting company.  He is currently on the Board of Directors and a vice president of Solar Acquisition Corp.   Mr. Klamka is also the President of WTTJ Corp., a SEC reporting company.

We have no employment or other written agreement with Mr. Klamka.  Mr. Klamka has stated he will not enter into any business that competes directly with Bitcoin Brands Inc.  Mr. Klamka is not involved in any legal proceedings related to his businesses.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31,2013, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information the remuneration of our chief executive officer:

                                               SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------

    NAME AND

    PRINCIPAL

    POSITION           ANNUAL COMPENSATION  LONG TERM COMPENSATION       AWARDS         PAYOUTS      OTHER      RESTRICTED   SECURITIES

                                                        ANNUAL       STOCK      UNDERLYING      LTIP        ALL OTHER

                                                                  ------------------------- ------------

                   FISCAL                            COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION

                    YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)           ($)

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

Peter Klamka, CEO   2012    $175,000 (1)    -0-          -0-          -0-         -0-           -0-          -0-

                                   2013     $175,000 (2)    -0-          -0-         -0-         -0-           -0-          -0-

------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------

(1) In 2012 and 2013, Mr. Klamka was not paid any of his salary, the total $175,000 has been accrued each year.

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

STOCK OPTION PLANS

The Company adopted the 1998 Stock Option Plan and the Year 2000 Stock Option Plan (the “Plans”), which provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. Under these Plans incentive stock options may be granted to employees and non-statutory stock options may be granted to employees and non-employees. During the year ended December 31, 2013, no options were granted under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 16, 2015 , the beneficial ownership of the Company's common stock and preferred stock (1) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, or any series of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days afterDecember 31, 2013, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares of common stock beneficially owned are based on the aggregate of 668,131,762.00 shares of common stock outstanding as of  December 31, 2013. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares. The address of all individuals for whom an address is not otherwise indicated is c/o Bitcoin Brands Inc. 215 Dino Dr Ann Arbor, MI 48103

Name and Address	Amount and Nature Of Beneficial Ownership	Percentage of Class (1)

Peter Klamka	850,000 Series B Preferred(2)	100%
Peter Klamka	147,775 Series C Preferred(3)	100%
Peter Klamka	1,000,000 Series D Preferred(4)	100%
Barton PK, LLC	20,000,000 Common(5)	03%
Woodward Capital Partners, LLC	2,000 Series A Preferred (6)	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the audited fiscal years ended December 31, 2013 and 2012, our principal accountants have billed approximately $7,250 and approximately $5,250 respectively, for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2012 and 2013.

TAX FEES

There were not fees billed for the fiscal years ended December 31, 2013 and 2012, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits to this Form 10-K:

                                                       EXHIBIT

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

Bitcoin Brands Inc.

Date: March 19, 2015 By: /s/ Peter Klamka Peter Klamka, Chairman, President, Secretary and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                       DATE

      ---------                    -----                       ----

                                Chairman, President    March 19, 2015

                                Secretary and

                                Chief Executive Officer

/s/ Peter Klamka                (Principal Executive

----------------------------    and Accounting Officer)

Peter Klamka

BITCOIN BRANDS INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2013

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheet of , formerly known as Global Leadership Institute and Cephas Holding Corp., as of  and 2012, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  as of  and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 16, 2015

BITCOIN BRANDS INC.
FORMERLY GLOBAL LEADERSHIP INSTITUTE INC. AND SUBSIDIARIES
FORMERLY CEPHAS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$ -	$ 119
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	-	119

FIXED ASSETS - at cost
Computer and office equipment	54,124	54,124
Less: Accumulated depreciation	(53,661)	(53,421)

NET FIXED ASSETS	463	703

INVESTMENTS, at cost	388,680	360,000

TOTAL ASSETS	$ 389,143	$ 360,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	229,201	229,607
Accrued expenses	1,044,601	869,601
Accrued interest	2,597,661	2,501,593
Accrued derivative liability	8,018	8,018
License fees payable	200,000	200,000
Due to related parties	58,563	58,563
Advances from an officer	103,235	121,843
Notes payable	1,027,438	827,992
Note payable - officer	1,381,266	1,381,266
TOTAL CURRENT LIABILITIES	6,649,983	6,198,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized; 44,500 shares issued and outstanding	44	44
Series B Convertible Preferred Stock, $0.01 par value; 850,000 shares authorized; 850,000 shares issued and outstanding
authorized; 1,000,000 Class A shares issued and outstanding	8,500	8,500
Series C Convertible Preferred Stock, $0.01 par value; 147,775
shares authorized; 147,775 shares issued and outstanding	1,478	1,478
Common stock; $0.001 par value; 75,000,000,000 shares

authorized; 113,612,812 and 38,586,655 issued and outstanding, respectively'	113,613	38,587
issued and outstanding
Additional paid-in capital	21,760,701	21,669,927
Stock subscription receivable	-	-
Non-controlling interest	(9,168)	(9,168)
Accumulated deficit	(28,136,008)	(27,547,029)

TOTAL STOCKHOLDERS' DEFICIT	(6,260,840)	(5,837,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 389,143	$ 360,822

The accompanying notes are an integral part of these financial statements.

BITCOIN BRANDS INC.
FORMERLY GLOBAL LEADERSHIP INSTITUTE INC. AND SUBSIDIARIES
FORMERLY CEPHAS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2011 TO DECEMBER 31, 2013

			Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2011	44,500	44	850,000	8,500	147,775	1,478

Shares issued for services and expenses	-	-	-	-	-	-
Shares issued to reduce notes payable	-	-	-	-	-	-

Balance - December 31, 2012	44,500	44	850,000	8,500	147,775	1,478

Shares issued to reduce notes payable	-	-	-	-	-	-
Shares issued for services	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - December 31, 2013	44,500	$ 44	850,000	$ 8,500	147,775	$ 1,478

			Additional		Non-
	Common Stock		Paid-In	Shareholder	Controlling	Accumulated
	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance - December 31, 2011	784,715	785	17,001,152	(156,300)	(9,168)	(22,965,123)	(6,118,632)

Shares issued to reduce notes payable	37,801,500	37,801	299,955	-	-	-	337,756
Adjustment of opening balance	440	1	-	-	-	-	1
Loss on conversion of debt to equity	-	-	4,380,120	-	-	-	4,380,120
Beneficial amount on convertible note		-	-	145,000	-	-	-	145,000
Write off of subscription receivable	-	-	(156,300)	156,300	-	-	-
Net Loss	-	-	-	-	-	(4,581,906)	(4,581,906)

Balance - December 31, 2012	38,586,655	38,587	21,669,927	-	(9,168)	(27,547,029)	(5,837,661)

Shares issued to reduce notes payable	74,026,157	74,026	86,774	-	-	-	160,800
Shares issued for services	1,000,000	1,000	4,000	-	-	-	5,000
Net Loss	-	-	-	-	-	(588,979)	(588,979)

Balance - December 31, 2013	113,612,812	$ 113,613	$ 21,760,701	$ -	$ (9,168)	$ (28,136,008)	$ (6,260,840)

The accompanying notes are an integral part of these financial statements.

BITCOIN BRANDS INC.
FORMERLY GLOBAL LEADERSHIP INSTITUTE INC. AND SUBSIDIARIES
FORMERLY CEPHAS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2013	2012

REVENUE	$ 1	$ 77

COST OF REVENUE	-	-

GROSS PROFIT	1	77

EXPENSES:
Selling, general and administrative	190,780	278,667

TOTAL EXPENSES	190,780	278,667

LOSS FROM OPERATIONS	(190,779)	(278,590)

OTHER INCOME (EXPENSE):
Interest expense and financing costs	(398,200)	(152,459)
Loss on conversion of debt to equity	-	(4,380,120)
Change in derivative liability	-	204,013
Write off of deposits	-	(36,000)
Gain on settlement of notes payable	-	206,250
Beneficial conversion	-	(145,000)

TOTAL OTHER INCOME (EXPENSE)	(398,200)	(4,303,316)

	(588,979)	(4,581,906)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS	$ (588,979)	$ (4,581,906)

BASIC AND DILUTED LOSS PER
COMMON SHARE	58,396,269	28,626,150

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	$ (0.01)	$ (0.16)

The accompanying notes are an integral part of these financial statements.

BITCOIN BRANDS INC.
FORMERLY GLOBAL LEADERSHIP INSTITUTE INC. AND SUBSIDIARIES
FORMERLY CEPHAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (588,979)	$ (4,581,906)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	240	238
Change in derivative liability	-	(204,013)
Beneficial conversion, notes payable	-	145,000
Issuance of common stock for services and expenses	5,000	-
Loss on conversion of debt to equity	-	4,380,120
Changes in operating assets and liabilities:
Prepaid expenses	-	36,000
Accounts payable	-	(6,150)
Accrued expenses - net	175,000	4,100
Accrued interest	393,409	152,458

Net cash used in operating activities	(15,330)	(74,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of computer equipment	-	-
Investment	(28,680)	(140,000)

Net cash used in investing activities	(28,680)	(140,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to/from related parties	-	-
Increase in notes payable	62,500	163,750
Advances from an officer - net	(18,609)	15,195

Net cash provided by financing activities	43,891	178,945

INCREASE (DECREASE) IN CASH	(119)	(35,208)

CASH, Beginning of year	119	35,327

CASH, End of year	$ -	$ 119

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Stock issued for reduction in notes payable and advances	$ 160,800	$ 337,757
Converted accrued salaries to notes payable	$ -	$ 175,000
Converted accrued salaries to notes payable	$ -	$ 80,000

The accompanying notes are an integral part of these financial statements.

BITCOIN BRANDS, Inc.. AND SUBSIDIARIES

Formerly GLOBAL LEADERSHIP INSTITUTE INC or CEPHAS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 1 - Organization and Significant Accounting Policies

Organization and Lines of Business

Bitcoin Brands, Inc., formerly Global Leadership Institute Inc, Cephas Holding Corp or Legend Mobile, Inc., (the "Company"), was incorporated in Delaware on January 13, 1998 and is the successor to Interactive Entertainment Studio, Inc. (IES). IES was incorporated in the State of Nevada on May 27, 1997 and was merged into the Company in March 1998 for the sole purpose of changing the domicile of the Company to Delaware. On June 27, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation to amend the Company's Certificate of Incorporation name from PTN Media, Inc. to Legend Mobile, Inc. In September 2014, the Company amended its articles to change the name to Bitcoin Brands Inc.

The company develops and markets digital currency payment solutions.It presently operates bitcoin dispensing machines. The company also has a software based payment service called BitMD that allows health care companies to accept bitcoin.

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the years ended December 31, 2013 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations and is in default on the payment of notes payable and license fee payable obligations. These conditions raise substantial doubt as to the Company's   ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2013 the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

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

Stock Based Compensation

During the year ended December 31, 2013, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction. There were no options or warrants issued during the year ended December 31, 2013.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company evaluates all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, accounts payable, accrued expenses, accrued interest, license fee payable, due to related parties, and advances from an officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Revenue Recognition

The Company generates revenue from the sale of products on its web sites and through other channels, the sale of advertisements on radio stations it operated and service fees from the sale of debit cards. The Company recognizes revenue for these product sales when the product is shipped to the customer.  The Company recognizes revenue from the radio stations it operated when advertisements were aired.  The Company recognizes service fee revenue from the sale of debit cards at the time the customer is sent the debit card.  Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.  Minimal revenues have been recognized for the years ended December 31, 2013 and 2012.

The Company has not realized any revenues from the sales of Bitcoins as of December 31, 2013

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share  except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2013 and 2012 respectively because the effect would have been anti-dilutive:

	2013	2012
Conversion of Series A preferred stock	44,500	44,500
Conversion of Series B preferred stock	8,500,000	8,500,000
Conversion of Series C preferred stock	14,777,500	14,777,500
Total	23,322,000	23,322,000

1,240,500 in stock options have been excluded because these options are considered anti-dilutive.

Non-Controlling Interest

The Company reports minority interest as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statement of Operations. As minority interest will be recorded below income tax expense, it will have an impact to our total effective tax rate, but our total taxes will not change. For comparability, we will be retrospectively applying the presentation of our prior year balances in our Consolidated Financial Statements.

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

Note 2 – Property and Equipment

Property and equipment as at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Computer equipment	$54,124	$52,930
Less: Accumulated depreciation	(53,661)	(53,421)
Net Fixed Assets	$463	$703

Depreciation expense for the years ended December 31, 2013 and 2012 was $240 and $238, respectively.

Note 3 – Investments

The Company has made investments in a private company, in the amount of $388,680 and $360,000 as of December 31, 2013 and 2012, respectively.  Cephas does not have a controlling interest (less than 20%) or participate in management or share in profits or losses of the Company.  Cephas accounts for the investment at cost, as the investments are collateralized by demand notes payable.  There has been no negative evidence of impairment or reasons to reduce the investment.  Management has considered like values of like investment, future discounted cash flows, estimated return on investment and other unobservable considerations in determining that cost represents fair market value.

Note 4 - Accrued Expenses

Accrued expenses at December 31, 2013 and December 31, 2012 consisted of the following:

The amount owing to Michael Jordan bears interest at 12% per annum and is currently in default.  Accrued interest on settlement, to date, in the amounts of $544,266 is included in accrued interest.

An officer of the Company, as approved by the Board of Directors, is paid a salary of $175,000 per annum, renewable annually upon mutual consent until terminated by either party.  Amounts are currently being accrued until sufficient cash flows from operation allow payment.

	Dec 31, 2013	Dec 31, 2012
Michael Jordan settlement	$468,750	$468,750
Management salary	568,750	393,750
Professional fees	7,101	7,101
Total Accrued Expenses	$1,044,601	$869,601

On December 30, 2012 the Company’s Board of Directors approved the conversion of $175,000 of accrued salaries into a promissory note payable.

Note 5 - Notes Payable - Officer

An officer, the controlling shareholder, has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon continued support.

As of September 30, 2004, the Company converted $291,000 of advances from its CEO, Mr. Klamka, into a note payable that bears interest at 21% per annum and is payable upon demand.  As of December 31, 2013, the balance on this note is $263,496 with accrued interest related to this note amounted to $505,234.

During the year ended December 2006 the Company converted certain of the accrued amounts owing to the CEO and for salaries payable to the CEO into a note totaling $758,920.  This note is unsecured and bears interest at the rate of 21% per annum.  Accrued interest to date is $1,160,701.

A promissory note were issued during 2007 to Peter Klamka for prior year (2006) unpaid salaries of $175,000 bearing interest at the rate of 8% per annum. In 2011 payments, in the amount of $8,000 were applied to this note, resulting in a balance due of $167,000 as of December 31, 2013.  Interest accrued to date is $98,742.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum. This note was further increased by another $100,000 in 2012. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date $20,593.

Note 6 - Notes Payable

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

During 2011 the company issued a series of notes for expenses paid on behalf of the Company.  The notes totaled $19,700, payable upon demand, stated interest rate of 7%, convertible into shares of common stock at a fixed conversion price of $.005 per share.  A beneficial conversion has been recognized in the amount of $19,700, based on the fair market value of the stock at the time of agreement.  Interest accrued to date is $3,075 on these notes.

In December 2011 an outside party advanced an additional $45,000 bearing interest at 7% per annum. This note was further increased by another $100,000 in 2012. The note is payable on demand and there are no fixed terms of repayment.  Interest accrued to date $20,593.

The Company issued a note to an employee for unpaid salaries for 2006 for $100,000 of which $23,750 was repaid. Additional notes were issued for unpaid salaries of which $12,356 was repaid in 2012 leaving a balance of $143,894 and bears interest at 7% per annum and accrued interest to date is $48,566. An additional note for unpaid salary for 2012 was issued for $80,000 bearing interest at 7% per annum. Accrued interest to date on this loan is $6,233.

The company issued a note for $50,000 in March 2013. The Holder of this Note is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid Interest into Common Stock at a conversion price for each share of Common Stock at a 50% discount from the lowest trade price in the 5 days prior to the day that the Holder requests conversion.  Accrued interest as at December 31, 2013 was $3,750.

 Note 7 - Stockholders' Deficit

Series A Preferred Stock

The Company has 1,000,000 shares of $0.001 par value of Series A Convertible Stock authorized of which 44,500 shares are issued and outstanding as at December 31, 2013.

On December 16 2013, the Company’s Board of Directors amended and restated in its entirety the rights, powers and preferences of the Company's authorized but unissued Series A Preferred Stock and the Company filed an Amended and Restated Certificate of Designation with the Secretary of State of the State of Delaware.

The outstanding shares of Series A Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, such share shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

The Company has 850,000 shares of $0.01 par value Series B Convertible Preferred Stock (‘Series B”) authorized of which 850,000 shares are issued and outstanding at December 31, 2013.

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

Series C Convertible Preferred Stock

The Company has 147,775 shares of $0.01 par value Convertible Preferred Stock (“Series C”) authorized of which 147,775 shares are issued and outstanding at December 31, 2013.

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

The Company has 75,000,000,000 shares of $0.001 par value common stock authorized of which 113,612,813 are issued and outstanding at December 31, 2013.

During the year ended December 31, 2012 a total of 37,801,500 shares were issued to reduce notes payable for a value of $337,757.

During the year ended December 31, 2013 a total of 74,026,257 shares were issued to reduce notes payable and 1,000,000 shares were issued for services for a total combined value of $165,800.

Note 8 - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2013 and 2012 respectively, are as follows:

	2013	2012

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $23,602,687 for federal purposes and $22,078,037 for state purposes.  Subject to current regulations, this carry forward will begin to expire in 2012 in varying amounts until 2021.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the years ended December 31, 2013 and 2012 respectively, differed from the statutory federal rate of 34 percent as follows:

	2013	2012

Statutory rate applied to loss before income taxes	$(200,252)	$(1,557,848)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	200,252	1,557,848

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2013 and 2013, respectively:

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carry forwards	$8,225,166	$8,042,914
Less: valuation allowances	(8,225,166)	(8,042,914)

Net Deferred Tax Asset	$-	$-

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2013, management believes that the Company is not a party to any action which result would have a material impact on its financial condition, operations, or cash flows.

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

Note 10 - Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through March 16, 2015, the date these financial statements were issued.

Subsequent to December 31, 2013, approximately 223,822,343 in common shares were issued at various prices to reduce notes payable.